Form 10-Q
period 2021-06-30
Confluent, Inc.
filed 2021-08-05
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40526

CONFLUENT, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1824387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
899 W. Evelyn Avenue Mountain View, California	94041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 439-3207

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	CFLT	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 29, 2021, there were 27,577,309 shares of the registrant’s Class A common stock and 232,832,727 shares of the registrant's Class B common stock, each with a par value of $0.00001 per share, outstanding.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding our revenue, revenue mix, expenses, and other results of operations;
•
our ability to acquire new customers and successfully retain existing customers;
•
our ability to increase consumption of our offering and expand features and functionalities;
•
our ability to achieve or sustain our profitability;
•
future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•
the costs and success of our sales and marketing efforts and our ability to promote our brand;
•
our growth strategies;
•
the estimated addressable market opportunity;
•
our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•
our ability to effectively manage our growth, including international expansion;
•
our ability to protect our intellectual property rights and any costs associated therewith;
•
the effects of the COVID-19 pandemic or other public health crises;
•
our ability to compete effectively with existing competitors and new market entrants; and
•
the growth rates of the markets in which we compete.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Where You Can Find More Information

Investors and others should note that we may announce material business and financial information to our investors using our Investor Relations website (investors.confluent.io), our filings with the Securities and Exchange Commission (“SEC”), webcasts, press releases, public conference calls, and blogs published on our website. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

We also use our Twitter and LinkedIn accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our SEC filings, webcasts, press releases, public conference calls, and blogs published on our website. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$860,347	$36,789
Marketable securities	183,526	251,756
Accounts receivable, net of allowance	117,176	105,971
Deferred contract acquisition costs	20,516	14,403
Prepaid expenses and other current assets	32,040	18,775
Total current assets	1,213,605	427,694
Property and equipment, net	9,060	6,718
Operating lease right-of-use assets	43,482	48,273
Deferred contract acquisition costs, non-current	41,848	33,196
Other assets, non-current	9,983	10,238
Total assets	$1,317,978	$526,119
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,834	$1,646
Accrued expenses and other liabilities	49,970	33,711
Operating lease liabilities	10,288	10,492
Deferred revenue	172,671	142,901
Liability for early exercise of unvested stock options	14,217	5,049
Total current liabilities	248,980	193,799
Operating lease liabilities, non-current	35,912	40,440
Deferred revenue, non-current	17,873	16,292
Other liabilities, non-current	11,668	7,203
Total liabilities	314,433	257,734
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, par value $0.00001 per share; 0 and 115,277,850 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 and 115,277,850 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $575,085 as of June 30, 2021 and December 31, 2020, respectively	-	574,634

	June 30, 2021	December 31, 2020
Stockholders’ equity (deficit):
Preferred stock, par value of $0.00001 per share; 10,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, par value of $0.00001 per share; 0 and 323,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 and 109,447,843 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	1
Convertible founder stock, par value of $0.00001 per share; 0 and 635,818 shares authorized June 30, 2021 and December 31, 2020, respectively; 0 and 635,818 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 27,534,808 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Class B common stock, par value of $0.00001 per share; 500,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 232,301,398 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	-
Additional paid-in capital	1,542,338	99,575
Accumulated other comprehensive (loss) income	(46)	228
Accumulated deficit	(538,749)	(406,053)
Total stockholders’ equity (deficit)	1,003,545	(306,249)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,317,978	$526,119

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	$78,516	$46,973	$146,508	$90,916
Services	9,822	6,879	18,858	13,840
Total revenue	88,338	53,852	165,366	104,756
Cost of revenue:
Subscription	20,292	11,734	36,049	22,748
Services	9,717	5,956	17,798	12,755
Total cost of revenue	30,009	17,690	53,847	35,503
Gross profit	58,329	36,162	111,519	69,253
Operating expenses:
Research and development	33,225	18,875	57,538	38,617
Sales and marketing	73,206	36,447	131,715	74,764
General and administrative	37,943	8,334	53,455	16,749
Total operating expenses	144,374	63,656	242,708	130,130
Operating loss	(86,045)	(27,494)	(131,189)	(60,877)
Interest income	688	1,303	1,532	1,746
Other expense, net	(643)	(211)	(979)	(518)
Loss before income taxes	(86,000)	(26,402)	(130,636)	(59,649)
Provision for (benefit from) income taxes	2,170	(106)	2,060	282
Net loss	$(88,170)	$(26,296)	$(132,696)	$(59,931)
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(0.25)	$(1.17)	$(0.56)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	118,648,655	105,532,865	113,717,546	106,964,953

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(88,170)	$(26,296)	$(132,696)	$(59,931)
Other comprehensive income, net of tax:
Unrealized (loss) gain on marketable securities	(89)	1,201	(274)	1,002
Other comprehensive (loss) income	(89)	1,201	(274)	1,002
Total comprehensive loss	$(88,259)	$(25,095)	$(132,970)	$(58,929)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2021
										Accumulated		Total
	Redeemable Convertible				Class A		Class B		Additional	Other		Stockholders’
	Preferred Stock		Convertible Founder Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balances as of April 1, 2021	115,277,850	$574,634	$635,818	$-	-	$-	113,451,522	$1	$120,449	$43	$(450,579)	$(330,086)
Conversion of redeemable convertible preferred and founder stock to common stock upon initial public offering	(115,277,850)	(574,634)	(635,818)	-	-	-	115,913,668	1	574,633	-	-	574,634
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	23,000,000	-	-	-	783,158	-	-	783,158
Issuance of common stock pursuant to charitable donation	-	-	-	-	250,000	-	-	-	13,290	-	-	13,290
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	-	-	1,323,335	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	2,974	-	-	2,974
Issuance of common stock upon exercise of vested options	-	-	-	-	1,505,837	-	4,376,594	-	12,922	-	-	12,922
Vesting of restricted stock units	-	-	-	-	-	-	15,250	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	-	-	-	-	2,778,971	-	(2,778,971)	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	34,912	-	-	34,912
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(89)	-	(89)
Net loss	-	-	-	-	-	-	-	-	-	-	(88,170)	(88,170)
Balances as of June 30, 2021	-	$-	-	$-	27,534,808	$-	232,301,398	$2	$1,542,338	$(46)	$(538,749)	$1,003,545

	Three Months Ended June 30, 2020
								Accumulated
	Redeemable Convertible		Convertible				Additional	Other		Total
	Preferred Stock		Founder Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balances as of April 1, 2020	105,655,453	$430,579	7,920,000	$-	100,548,882	$1	$54,595	$(2)	$(209,860)	$(155,266)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	1,670,155	25,070	-	-	-	-	-	-	-	-
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	128,794	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	1,644	-	-	1,644
Issuance of common stock upon exercise of vested options	-	-	-	-	1,001,548	-	931	-	-	931
Stock-based compensation	-	-	-	-	-	-	7,253	-	-	7,253
Other comprehensive income	-	-	-	-	-	-	-	1,201	-	1,201
Net loss	-	-	-	-	-	-	-	-	(26,296)	(26,296)
Balances as of June 30, 2020	107,325,608	$455,649	7,920,000	$-	101,679,224	$1	$64,423	$1,199	$(236,156)	$(170,533)

Confluent, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2021
										Accumulated		Total
	Redeemable Convertible		Convertible		Class A		Class B		Additional	Other		Stockholders’
	Preferred Stock		Founder Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balances as of January 1, 2021	115,277,850	$574,634	635,818	$-	-	$-	109,447,843	$1	$99,575	$228	$(406,053)	$(306,249)
Conversion of redeemable convertible preferred and founder stock to common stock upon initial public offering	(115,277,850)	(574,634)	(635,818)	-	-	-	115,913,668	1	574,633	-	-	574,634
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	23,000,000	-	-	-	783,158	-	-	783,158
Issuance of common stock pursuant to charitable donation	-	-	-	-	250,000	-	-	-	13,290	-	-	13,290
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	-	-	2,451,700	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	4,182	-	-	4,182
Issuance of common stock upon exercise of vested options	-	-	-	-	1,505,837	-	7,251,908	-	19,137	-	-	19,137
Vesting of restricted stock units	-	-	-	-	-	-	15,250	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	-	-	-	-	2,778,971	-	(2,778,971)	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	48,363	-	-	48,363
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(274)	-	(274)
Net loss	-	-	-	-	-	-	-	-	-	-	(132,696)	(132,696)
Balances as of June 30, 2021	-	$-	-	$-	27,534,808	$-	232,301,398	$2	$1,542,338	$(46)	$(538,749)	$1,003,545

	Six Months Ended June 30, 2020
								Accumulated
	Redeemable Convertible		Convertible				Additional	Other		Total
	Preferred Stock		Founder Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balances as of January 1, 2020	90,624,091	$205,784	7,920,000	$-	98,636,479	$1	$45,262	$197	$(176,225)	$(130,765)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	16,701,517	249,865	-	-	-	-	-	-	-	-
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	416,092	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	2,752	-	-	2,752
Issuance of common stock upon exercise of vested options	-	-	-	-	2,626,653	-	2,587	-	-	2,587
Stock-based compensation	-	-	-	-	-	-	13,822	-	-	13,822
Other comprehensive income	-	-	-	-	-	-	-	1,002	-	1,002
Net loss	-	-	-	-	-	-	-	-	(59,931)	(59,931)
Balances as of June 30, 2020	107,325,608	$455,649	7,920,000	$-	101,679,224	$1	$64,423	$1,199	$(236,156)	$(170,533)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(132,696)	$(59,931)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,543	699
Net amortization of premiums or discounts on marketable securities	964	342
Amortization of deferred contract acquisition costs	11,583	6,128
Non-cash operating lease costs	5,604	6,102
Common stock charitable donation expense	13,290	-
Stock-based compensation, net of amounts capitalized	47,869	13,523
Deferred income taxes	1,730	(132)
Other	648	269
Changes in operating assets and liabilities:
Accounts receivable	(11,853)	(25,337)
Deferred contract acquisition costs	(26,348)	(13,927)
Prepaid expenses and other assets	(14,723)	(148)
Accounts payable	371	(1,635)
Accrued expenses and other liabilities	12,893	2,284
Operating lease liabilities	(5,382)	(5,767)
Deferred revenue	31,352	25,043
Net cash used in operating activities	(63,155)	(52,487)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(1,811)	(2,097)
Purchases of marketable securities	(55,971)	(230,690)
Sales of marketable securities	-	4,988
Maturities of marketable securities	122,974	36,760
Purchases of property and equipment	(1,673)	(484)
Other	9	-
Net cash provided by (used in) investing activities	63,528	(191,523)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriting discounts and commissions	786,600	-
Proceeds from issuance of common stock upon exercise of vested options	18,705	2,587
Proceeds from issuance of common stock upon early exercise of unvested options, net of repurchases	18,543	838
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	249,865
Payments of deferred offering costs	(920)	-
Net cash provided by financing activities	822,928	253,290
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	(33)
Net increase in cash, cash equivalents, and restricted cash	823,291	9,247
Cash, cash equivalents, and restricted cash at beginning of period	37,806	19,971
Cash, cash equivalents, and restricted cash at end of period	$861,097	$29,218

	Six Months Ended June 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown above:
Cash and cash equivalents	$860,347	$28,201
Restricted cash included in other assets, non-current	750	1,017
Total cash, cash equivalents, and restricted cash	$861,097	$29,218
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$954	$492
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$494	$299
Issuance of common stock upon exercise of vested options included in prepaid expenses and other current assets	$432	$-
Vesting of early exercised stock options	$4,182	$2,752
Unpaid deferred offering costs	$2,411	$-

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

Description of Business

Confluent, Inc. (“Confluent” or the “Company”) created a data infrastructure platform focused on data in motion. Confluent’s platform allows customers to connect their applications, systems, and data layers and can be deployed either as a self-managed software offering, Confluent Platform, or as a fully-managed cloud-native software-as-a-service (“SaaS”) offering, Confluent Cloud. Confluent also offers professional services and education services. The Company was incorporated in the state of Delaware in September 2014 and is headquartered in California with various other global office locations.

Initial Public Offering

In June 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 23,000,000 of its Class A common stock at a public offering price of $36.00 per share, resulting in net proceeds of $786.6 million after deducting underwriting discounts and commissions. Immediately prior to the closing of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock, all 115,277,850 shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an equal number of shares of Class B common stock, and all 635,818 shares of the Company’s outstanding convertible founder stock automatically converted into an equal number of shares of Class B common stock.

Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, consulting, and other fees relating to the IPO, were capitalized in other assets, non-current on the condensed consolidated balance sheets. Upon the consummation of the IPO, $3.4 million of deferred offering costs, net of reimbursement received from the underwriters, were reclassified into stockholders’ equity as an offset against the IPO proceeds. The Company capitalized $0.1 million of deferred offering costs as of December 31, 2020.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated June 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2021 (“Final Prospectus”).

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the standalone selling price for each distinct performance obligation included in customer contracts, deferred contract acquisition costs and their period of benefit, valuation of stock-based awards, the fair value of the Company’s common stock prior to its IPO in June 2021, capitalization and estimated useful life of internal-use software, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes.

The Company bases its estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions about future events and their effects, including the impact of the COVID-19 pandemic, cannot be determined with certainty and therefore require the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Final Prospectus.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Convertible Instruments: In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings per share guidance. The Company adopted this guidance as of January 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company’s accounts receivable, certain financial instruments, and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology. Subsequently, the FASB issued multiple codification improvement amendments to ASU 2016-13. ASU 2016-13 and the applicable subsequent amendments are effective for the Company for the year beginning January 1, 2023, though early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$114,597	$97	$(18)	$114,676
Commercial paper	50,816	8	-	50,824
U.S. agency obligations	15,000	-	(16)	14,984
Municipal bonds	3,045	-	(3)	3,042
Total marketable securities	$183,458	$105	$(37)	$183,526

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$155,401	$360	$(21)	$155,740
Commercial paper	63,503	27	(24)	63,506
U.S. agency obligations	32,520	-	(10)	32,510
Total marketable securities	$251,424	$387	$(55)	$251,756

Realized gains and losses were not material for the three and six months ended June 30, 2021 and 2020. Marketable securities in an unrealized loss position had a fair value of $70.2 million and an immaterial amount of unrealized losses as of June 30, 2021, and a fair value of $91.5 million and an immaterial amount of unrealized losses as of December 31, 2020. No marketable securities were in a continuous unrealized loss position for more than twelve months as of June 30, 2021 and December 31, 2020.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$146,412	$146,506	$180,320	$180,520
Due after one year through five years	37,046	37,020	71,104	71,236
Total	$183,458	$183,526	$251,424	$251,756

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$56,396	$-	$56,396
Marketable securities:
Corporate notes and bonds	-	114,676	114,676
Commercial paper	-	50,824	50,824
U.S. agency obligations	-	14,984	14,984
Municipal bonds	-	3,042	3,042
Total	$56,396	$183,526	$239,922

	December 31, 2020
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$12,409	$-	$12,409
Marketable securities:
Corporate notes and bonds	-	155,740	155,740
Commercial paper	-	63,506	63,506
U.S. agency obligations	-	32,510	32,510
Total	$12,409	$251,756	$264,165

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its corporate notes and bonds, commercial paper, U.S. agency obligations, and municipal bonds within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial assets between valuation levels during the three and six months ended June 30, 2021 and 2020.

5. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	June 30, 2021	December 31, 2020
Computers and equipment	$4,109	$2,640
Furniture and fixtures	1,312	1,360
Purchased software	26	26
Leasehold improvements	155	136
Internal-use software	6,160	4,016
Construction in progress	1,450	1,183
Property and equipment, at cost	$13,212	$9,361
Less: Accumulated depreciation and amortization	(4,152)	(2,643)
Property and equipment, net	$9,060	$6,718

Depreciation and amortization expense was $0.7 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued expenses	$13,199	$7,225
Accrued commissions	12,373	10,189
Accrued payroll taxes	7,531	6,756
Accrued compensation and benefits	6,806	4,240
Other liabilities	10,061	5,301
Total accrued expenses and other liabilities	$49,970	$33,711

6. Commitments and Contingencies

Leases

The Company has entered into non-cancelable operating leases, primarily for the rent of office space expiring at various dates through 2029. Certain lease agreements contain an option for the Company to renew the lease for a term of up to three years or an option to terminate the lease early within three years of lease termination. The Company considers these options in determining the lease term on a lease-by-lease basis. None of the Company’s lease agreements contain any material non-lease components, material residual value guarantees, or material restrictive covenants.

In 2019, the Company issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of June 30, 2021 and December 31, 2020.

In addition, the Company subleases certain floors of its unoccupied office space expiring at various dates through 2022. Sublease income is recorded as a reduction of lease expense. Sublease income was not material for the three months ended June 30, 2021 and 2020 and $1.4 million for each of the six months ended June 30, 2021 and 2020.

Purchase Obligations

As of June 30, 2021, there were no material changes to the Company’s purchase obligations since December 31, 2020.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. For the three and six months ended June 30, 2021 and 2020, the Company is not aware of any matters that would individually or taken together have a material adverse effect on its results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has not, as of June 30, 2021 and December 31, 2020, incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three and six months ended June 30, 2021 and 2020 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of June 30, 2021 and December 31, 2020, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

7. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Geographic markets:
United States	$56,811	64%	$36,032	67%	$106,090	64%	$70,410	67%
International	31,527	36%	17,820	33%	59,276	36%	34,346	33%
Total revenue	$88,338	100%	$53,852	100%	$165,366	100%	$104,756	100%
Subscriptions and services:
Confluent Platform - License	$15,551	18%	$10,188	19%	$29,512	18%	$20,180	19%
Confluent Platform - PCS(1)	43,296	49%	30,229	56%	83,408	51%	57,964	56%
Confluent Cloud	19,669	22%	6,556	12%	33,588	20%	12,772	12%
Subscription	78,516	89%	46,973	87%	146,508	89%	90,916	87%
Services	9,822	11%	6,879	13%	18,858	11%	13,840	13%
Total revenue	$88,338	100%	$53,852	100%	$165,366	100%	$104,756	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of June 30, 2021, the Company’s RPO is $327.2 million, approximately 69% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months.

Deferred Revenue

Deferred revenue, including current and non-current balances as of June 30, 2021 and December 31, 2020 was $190.5 million and $159.2 million, respectively. For the six months ended June 30, 2021 and 2020, revenue recognized from deferred revenue at the beginning of the year was $91.0 million and $56.6 million, respectively.

Accounts Receivable

Accounts receivable on the condensed consolidated balance sheets consists of trade accounts receivable and unbilled receivables, net of an allowance for doubtful accounts due to collection risk related to these receivables. The Company’s allowance for doubtful accounts was not material as of June 30, 2021 and December 31, 2020.

Unbilled receivables represent revenue recognized in excess of invoiced amounts for the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer, such that only the passage of time is required before payment of consideration is due. The unbilled receivables balance was $25.0 million and $17.6 million as of June 30, 2021 and December 31, 2020, respectively.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Six Months Ended June 30,
	2021	2020
Beginning balance	$47,599	$25,499
Capitalization of contract acquisition costs	26,348	13,927
Amortization of deferred contract acquisition costs	(11,583)	(6,128)
Ending balance	$62,364	$33,298

8. Redeemable Convertible Preferred Stock

Immediately prior to the closing of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 115,277,850, were automatically converted into an equal number of shares of Class B common stock and their carrying value of $574.6 million was reclassified into stockholders’ equity. As of June 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

9. Stockholders’ Equity (Deficit)

Preferred Stock

In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, converting, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.00001 per share, and are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.

Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Any holder’s shares of Class B common stock will convert automatically to Class A common stock, on a one-to-one basis, upon the following: (i) sale or transfer of such share of Class B common stock, except for permitted transfers as described in the amended and restated certificate of incorporation; (ii) the death or incapacity of the Class B common stockholder (or nine months after the date of the death or incapacity if the stockholder is one of the Company’s founders); and (iii) on the final conversion date, defined as the earliest of (a) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which the outstanding shares of Class B common stock represent less than 10% of the then outstanding shares of Class A and Class B common stock; (b) the last trading day of the fiscal year following the tenth anniversary of the Company’s IPO; or (c) the date specified by a vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a single class.

Immediately prior to the closing of the IPO, all shares of the Company’s convertible founder stock outstanding, totaling 635,818, were automatically converted into an equal number of shares of Class B common stock. As of June 30, 2021, there were no shares of convertible founder stock issued and outstanding.

In June 2021, the Company donated 250,000 shares of its Class A common stock to its charitable foundation, Confluent.org. The Company recognized charitable donation expense of $13.3 million to general and administrative expense based on the closing price of its Class A common stock on the date of donation.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	June 30, 2021	December 31, 2020
Redeemable convertible preferred stock	-	115,277,850
Convertible founder stock	-	635,818
2014 Stock Plan:
Options issued and outstanding	75,323,365	71,213,150
Restricted stock units issued and outstanding	4,050,033	-
Remaining shares available for future issuance under the 2014 Plan	-	4,722,481
2021 Equity Incentive Plan:
Options issued and outstanding	-	-
Restricted stock units issued and outstanding	-	-
Remaining shares available for future issuance under the 2021 Plan	33,750,414	-
2021 Employee Stock Purchase Plan:	5,162,575	-
Total	118,286,387	191,849,299

Equity Incentive Plans

In September 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Stock Plan (the “2014 Plan”). The 2014 Plan was also amended and restated in March 2021 and June 2021. Under the 2014 Plan, the board of directors may grant stock options and other equity-based awards to eligible employees, directors, and consultants. The 2014 Plan was terminated in June 2021 in connection with the IPO, but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2014 Plan. No further equity awards will be granted under the 2014 Plan. With the establishment of the 2021 Equity Incentive Plan (the “2021 Plan”), upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock-based awards granted under the 2014 Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Plan.

In April 2021, the Company’s board of directors adopted, and in June 2021, its stockholders approved, the 2021 Plan, which became effective at the time of the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance awards, and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. A total of 25,812,876 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 Plan in addition to (i) the shares that remained available for grant of future awards under the 2014 Plan at the time the 2021 Plan became effective, (ii) shares underlying outstanding stock awards granted under the 2014 Plan that expire, or are forfeited, cancelled, or reacquired, as described above, and (iii) any automatic increases in the number of shares of Class A common stock reserved for future issuance under this plan.

In April 2021, the Company’s board of directors adopted, and in June 2021, its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective at the time of the execution of the underwriting agreement related to the Company’s planned initial public offering. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 5,162,575 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP, in addition to any automatic increases in the number of shares of Class A common stock reserved for future issuance under this plan.

Except for the initial offering period, the 2021 ESPP provides for 12-month offering periods beginning February 16 and August 16 of each year, and each offering period will consist of two six-month purchase periods. The initial offering period began on June 24, 2021 and will end on August 15, 2022. The initial offering shall consist of two purchase periods with the first purchase period ending on February 15, 2022, and the second purchase period ending on August 15, 2022. For accounting purposes, the grant date of the first offering was subsequent to June 30, 2021. The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the lesser of (1) the fair market value of the Company’s stock on the offering date or (2) the fair market value of the Company’s stock on the purchase date.

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
				Weighted-Average	Aggregate
	Shares	Outstanding	Weighted-Average	Remaining	Intrinsic
	Available	Stock	Exercise	Contractual Term	Value
	for Grant	Options	Price	(in years)	(in thousands)
Balance as of January 1, 2021	4,722,481	71,213,150	$3.39	8.26	$677,503
Increase in authorized shares	16,000,000	-	$-
Stock options granted	(13,603,242)	13,603,242	$15.18
Stock options exercised	-	(4,042,079)	$3.38
Stock options forfeited	1,149,971	(1,149,971)	$3.34
Repurchases of unvested common stock	38,400	-	$-
RSUs granted	(14,000)	-	$-
Balance as of March 31, 2021	8,293,610	79,624,342	$5.40	8.35	$1,158,361
Increase in authorized shares	32,412,876	-	$-
Stock options granted	(3,586,053)	3,586,053	$20.69
Stock options exercised	-	(7,284,453)	$3.33
Stock options forfeited	602,577	(602,577)	$4.97
Repurchases of unvested common stock	78,687	-	$-
RSUs granted	(4,070,219)	-	$-
RSUs forfeited	18,936	-	$-
Balance as of June 30, 2021	33,750,414	75,323,365	$6.33	8.18	$3,101,256
Vested as of June 30, 2021		24,593,277	$2.42	6.84	$1,108,633
Vested and expected to vest as of June 30, 2021		75,323,365	$6.33	8.18	$3,101,256

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $216.1 million and $14.5 million for the six months ended June 30, 2021 and 2020, respectively. The weighted-average grant-date fair value per share of options granted during the six months ended June 30, 2021 and 2020 was $12.41 and $2.91, respectively.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of June 30, 2021 and December 31, 2020, there were 3,486,976 and 2,338,945 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities until the options vest, at which point they are reclassified to equity. As of June 30, 2021 and December 31, 2020, the liabilities for early exercised options subject to repurchase were $21.3 million and $6.9 million, respectively, which were recorded as liability for early exercise of unvested stock options and other liabilities, non-current on the condensed consolidated balance sheets.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

Performance-Based Options

As of June 30, 2021 and December 31, 2020, the Company had granted 2,875,255 options with both a service-based vesting condition and a performance-based vesting condition. The performance-based vesting condition was not deemed probable until consummated, and therefore, stock-based compensation related to these options remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $3.8 million to general and administrative expense using the accelerated attribution method for the portion of the awards for which the service-based vesting condition has been fully or partially satisfied.

RSUs

During the six months ended June 30, 2021, the Company began granting RSUs to its employees. RSUs granted prior to the IPO had both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service for four years, during which time the grants will vest either quarterly or with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the sale of the Company’s common stock in a firm commitment underwritten public offering. The performance-based vesting condition was not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $6.8 million using the accelerated attribution method for the portion of the awards for which the service-based vesting condition has been fully or partially satisfied.

	RSUs Outstanding
		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested balances as of January 1, 2021	-	$-
RSUs granted	14,000	$19.36
RSUs vested	-	$-
RSUs forfeited	-	$-
Unvested balances as of March 31, 2021	14,000	$19.36
RSUs granted	4,070,219	$28.90
RSUs vested	(15,250)	$19.94
RSUs forfeited	(18,936)	$21.76
Unvested balances as of June 30, 2021	4,050,033	$28.93

Determination of Fair Value

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which is dependent upon several variables, such as the fair value of the Company’s common stock, the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield.

Fair Value of Common Stock: Prior to the completion of the IPO, the board of directors had determined the fair value of common stock by considering a number of objective and subjective factors, including but not limited to contemporaneous independent third-party valuations of the Company’s common stock, market performance of comparable publicly traded companies, sales of the Company’s redeemable convertible preferred stock and common stock to unrelated third parties, operating and financial performance, the lack of marketability of the Company’s common stock, general and industry-specific economic outlook, and the likelihood of achieving a liquidity event, such as an initial public offering, a merger, or acquisition of the Company given prevailing market conditions. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq stock exchange.

Expected Term: For option grants subject to service-based vesting conditions only, the expected term represents the period that the Company’s stock options are expected to be outstanding and is calculated using the simplified method for options that have only service-based vesting conditions. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For other option grants, the Company estimates the expected term using historical data on employee exercises and post-vesting employment termination behavior, considering the contractual life of the award.

Expected Volatility: Since the Company does not have a sufficient trading history of its common stock, the expected volatility was derived from the average historical stock volatilities of public companies within the Company’s industry that it considers to be comparable to its business, over a period equivalent to the expected term of the stock options.

Risk-Free Interest Rate: The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon notes with maturities equivalent to the option’s expected term.

Expected Dividend Yield: The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and therefore has estimated the dividend yield to be zero.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	6.36	6.27	6.17	6.24
Expected volatility	63.7%	70.0%	66.3%	68.6%
Risk-free interest rate	1.1%	0.4%	1.1%	0.6%
Expected dividend yield	0%	0%	0%	0%

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue - subscription	$2,172	$524	$3,147	$986
Cost of revenue - services	1,055	312	1,599	662
Research and development	8,932	2,250	12,443	4,296
Sales and marketing	11,155	2,735	16,131	5,108
General and administrative	11,202	1,251	14,549	2,471
Stock-based compensation, net of amounts capitalized	$34,516	$7,072	$47,869	$13,523
Capitalized stock-based compensation	396	181	494	299
Total stock-based compensation	$34,912	$7,253	$48,363	$13,822

As of June 30, 2021, there was $413.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.4 years.

10. Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date loss or income for includable jurisdictions before income taxes from recurring operations and adjusting for discrete tax items arising in that interim period.

The Company’s provision for (benefit from) income taxes was $2.2 million and $(0.1) million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s provision for (benefit from) income taxes for the three and six months ended June 30, 2021 was primarily driven by a valuation allowance on U.S. deferred tax assets, foreign and state taxes, and a valuation allowance recorded during the quarter on U.K. net deferred tax assets. The Company’s provision for (benefit from) income taxes for the three and six months ended June 30, 2020 was primarily driven by a valuation allowance on U.S. deferred tax assets, a stock compensation windfall, and foreign and state taxes.

During the three months ended June 30, 2021, based on the weight of positive and negative evidence, the Company recorded a valuation allowance on its U.K. net deferred tax assets. The Company maintains a full valuation allowance against its U.S. deferred tax assets.

As of June 30, 2021, gross unrecognized tax benefits were $4.2 million, which would not affect the Company’s effective tax rate if recognized. The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months, although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. There were no interest and penalties associated with unrecognized income tax benefits for any period presented.

11. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(778)	$(87,392)	$-	$(26,296)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	1,047,090	117,601,565	-	105,532,865
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(0.74)	$-	$(0.25)

	Six Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(614)	$(132,082)	$-	$(59,931)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	526,437	113,191,109	-	106,964,953
Net loss per share attributable to common stockholders, basic and diluted	$(1.17)	$(1.17)	$-	$(0.56)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been anti-dilutive:

	June 30, 2021	June 30, 2020
Redeemable convertible preferred stock	-	107,325,608
Stock options	75,323,365	68,290,426
Unvested early exercised stock options	3,486,976	3,018,705
RSUs	4,050,033	-
Total	82,860,374	178,634,739

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in the final prospectus for our initial public offering (“IPO”) dated as of June 23, 2021 and filed with the Securities and Exchange Commission (“SEC”), pursuant to Rule 424(b)(4) on June 25, 2021 (“Final Prospectus”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Confluent” refer to Confluent, Inc. and its consolidated subsidiaries. Unless otherwise indicated, references to our “common stock” include our Class A common stock and Class B common stock.

Overview

Confluent is on a mission to set data in motion. We were founded in 2014 to pioneer this fundamentally new category of data infrastructure designed to connect all the applications, systems, and data layers of a company around a real-time central nervous system. This new data infrastructure software has emerged as one of the most strategic parts of the next-generation technology stack, and using this stack to harness data in motion is critical to the success of every modern company as they strive to compete and win in the digital-first world. Prior to Confluent, our founders created the open source software project Apache Kafka, a technology that has been central to enabling data in motion. Since our founding, we have heavily invested in product development to build a complete, cloud-native platform for data in motion.

Confluent is designed to act as the nexus of real-time data, from every source, allowing it to stream across the organization and enabling applications to harness it to power real-time customer experiences and data-driven business operations. Our offering enables organizations to deploy production-ready applications that span across cloud environments and data centers, while scaling elastically with enhanced features for security, compliance, and governance. Our platform provides the capabilities to fill the structural, operational, and engineering gaps required for businesses to fully realize the power of data in motion. We enable software developers to easily build their initial applications to harness data in motion, and enable large, complex enterprises to make data in motion core to everything they do. As organizations mature in their adoption cycle, we enable them to quickly, securely, and reliably build more and more applications that take advantage of data in motion. The results have a dual effect: businesses continuously improve their ability to provide better customer experiences and concurrently drive data-driven business operations. We believe that Confluent, over time, will become the central nervous system for modern digital enterprises, providing ubiquitous real-time connectivity and powering real-time applications across the enterprise.

We generate our revenue primarily from the sale of subscriptions to our offering that can be deployed in two different ways. Confluent Platform is an enterprise-ready, self-managed software offering that can be deployed in our customers’ on-premise, private cloud, and public cloud environments. Confluent Cloud is a fully-managed, cloud-native software-as-a-service (“SaaS”) offering available on all of the leading cloud providers. These two core offerings can be leveraged independently or together, spanning the various public cloud, private cloud, and on-premise environments in which our customers operate.

Confluent Platform customers receive access to our proprietary features and various tiers of customer support. Our Confluent Platform subscriptions primarily have one-year terms and are generally billed annually in advance. Confluent Cloud customers may purchase subscriptions either without a minimum commitment contract on a month-to-month basis, which we refer to as pay-as-you-go, or under a usage-based minimum commitment contract of at least one year in duration, in which customers commit to a fixed minimum monetary amount at specified per-usage rates. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based minimum commitments are typically billed annually in advance, and we recognize revenue from such subscriptions based on usage by the customer. As a result, our revenue may fluctuate from period to period due to varying patterns of customer consumption.

We are focused on the acquisition of new customers and expanding within our current customers. Our go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert online to become paying customers either on a pay-as-you-go model or with a minimum commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had 2,830 customers and 1,390 customers as of June 30, 2021 and June 30, 2020, respectively, representing year-over-year growth of 104%. We have experienced significant growth, with revenue increasing from $53.9 million and $104.8 million for the three and six months ended June 30, 2020, respectively, to $88.3 million and $165.4 million for the three and six months ended June 30, 2021, respectively, representing year-over-year growth of 64% and 58%, respectively.

Impact of COVID-19

The ongoing COVID-19 pandemic has caused general business disruption worldwide. The full extent to which the COVID-19 pandemic, including any new variants, will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on certain developments, including the duration and spread of the pandemic, related public health measures, how national, state, and local governments continue to respond, rate of COVID-19 vaccinations, and the pandemic’s impact on the global economy generally and our customers specifically, all of which remain highly uncertain and cannot be accurately predicted.

Although our results of operations, cash flows, and financial condition were not materially impacted in the three months ended June 30, 2021, we have experienced, and may experience in future periods, a modest adverse impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, including delays in delivery of professional services and education services to customers and a lengthening in the sales cycle for some prospective customers. If our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the ongoing COVID-19 pandemic, they may decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue, dollar-based net retention rate (“NRR”), and cash receipts for us.

Despite the adverse impacts described above, the pandemic has caused more of our existing and potential customers to accelerate their digital transformation efforts. As a result, we believe the value of our offering is becoming even more evident, which may result in a positive impact on our business over the long term. In addition, during the six months ended June 30, 2021, we saw slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer, partner, and employee events. While slower growth in operating expenses had a short-term benefit to our results of operations for the six months ended June 30, 2021, we do not yet have visibility into the full impact this will have on our business.

We adopted several measures in response to the COVID-19 pandemic to focus on maintaining business continuity and preparing for the long-term success of our business, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, requiring events to be held virtually, and temporarily reducing the pace of our employee hiring across all functions in the second and third quarters of 2020. In particular, the reduction in employee hiring for our sales and marketing organization may negatively impact our near- to medium-term growth rate and revenue. We may take further actions as may be required by government authorities or that we determine are in the best interests of our business, employees, customers, and business partners. The global impact of COVID-19 continues to rapidly evolve, and while the broader implications of the ongoing COVID-19 pandemic remain uncertain, we will continue to monitor the situation and the effects on our business and operations.

Key Factors Affecting Our Performance

Developing Innovative, Market-Leading Offerings and Expanding Developer Mindshare

We are focused on delivering market-leading offerings. We believe it is critical for us to maintain our product leadership position and further increase the strength of our brand and reputation to drive revenue growth. We developed Confluent Cloud, our cloud-native SaaS offering, in 2017 to capitalize on the existing demand for a fully-managed cloud service for Apache Kafka. Confluent Cloud has grown rapidly since launch, as organizations have been making significant investments in digital infrastructure with the goal of both driving efficiencies across their businesses, and better leveraging the data that powers their processes and customer experiences. In addition, we continue to release new product enhancements and features to simplify application development and real-time analytics and enhance security and data governance. We intend to continue investing in our engineering capabilities and marketing activities to maintain our strong position within the developer community. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer customers a free cloud trial and a pay-as-you-go arrangement to encourage adoption and usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our subscription revenue to increase over time. Our Confluent Cloud revenue increased from $6.6 million and $12.8 million in the three and six months ended June 30, 2020, respectively, to $19.7 million and $33.6 million in the three and six months ended June 30, 2021, respectively, representing year-over-year growth of 200% and 163%, respectively.

Growing Our Customer Base and Extending Our Global Reach

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and created more self-serve opportunities, we have significantly broadened our reach of customers and are able to attract a greater array of customers. This is evidenced by our significant increase in customer count in recent years, driven by Confluent Cloud customers. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, the impact of marketing efforts to enhance our brand, and competitive dynamics in our target markets. We had 2,830 customers and 1,390 customers as of June 30, 2021 and June 30, 2020, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers. During the three and six months ended June 30, 2021, 36% of our total revenue came from outside of the United States.

Retaining and Expanding Revenue from Existing Customers

Our business model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe we have significant opportunities to increase our revenue as customers expand their use of our offering in connection with migrating more data to the public cloud, identifying new use cases, and realizing the benefits of data in motion. Our ability to retain and expand revenue from existing customers will depend on a number of factors, including the impact of existing customers becoming a larger portion of our overall customer base, large initial deal sizes that incorporate potential growth, the impact of the COVID-19 pandemic, the initial impact of existing customers transitioning to our usage-based Confluent Cloud offering, customer satisfaction with our subscriptions and services, loss of large customers including the timing of any such loss, and the mix of commercial and enterprise customers, among other things.

Investing in Growth and Scaling our Business

We believe our market opportunity is significant, and we are focused on continuing to make substantial investments in our long-term revenue and profitability potential. We believe it is critical to scale across all organizational functions, including our sales and marketing organization, in order to capture this opportunity. Any investments we make in our sales and marketing organization will occur in advance of experiencing the benefits from such investments, and it may be difficult for us to determine if we are efficiently allocating resources within the organization. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity rather than optimize for profitability or cash flow in the near future.

Key Business Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure our performance, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

Remaining Performance Obligations (“RPO”)

RPO as a metric represents the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO as a metric excludes pay-as-you-go arrangements.

RPO as a metric is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. RPO may also fluctuate due to a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amount of customer contracts. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. Our RPO was $327.2 million and $190.6 million as of June 30, 2021 and 2020, respectively.

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as the subscription revenue we would contractually expect to receive from customers over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes services and pay-as-you-go arrangements. Similar to RPO, ARR as a metric is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 617 and 408 customers with $100,000 or greater in ARR as of June 30, 2021 and 2020, respectively.

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, which includes any growth in the value of subscriptions and is net of contraction or attrition over the prior 12 months. Services and pay-as-you-go arrangements are excluded from the calculation of ARR. We then divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our subscriptions that expand, renew, contract, or attrit, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was over 130% as of June 30, 2021, demonstrating our ability to expand within existing customers.

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from term-based licenses that include post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. The majority of our revenue from Confluent Cloud in the three and six months ended June 30, 2021 and 2020 was based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. A smaller portion of revenue from Confluent Cloud in the three and six months ended June 30, 2021 and 2020 was derived from contracts that are not usage-based, with revenue from these contracts recognized ratably over the non-cancelable term of the subscription for such contracts, generally beginning on the date that the service is made available to the customer. Our subscriptions primarily have one-year terms, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

Services Revenue. Services revenue consists of revenue from professional services and education services, which are generally sold on a time-and-materials basis. Revenue for professional services and education services is recognized as these services are delivered.

We expect our total revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the rate of customer renewals and expansions, delivery of professional services, ramp time and productivity of our salesforce, the impact of significant transactions, seasonality, and fluctuations in customer consumption for our usage-based offering.

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel-related costs, including salaries, bonuses and benefits, and stock-based compensation, for employees associated with customer support and maintenance, third-party cloud infrastructure costs, amortization of internal-use software, and allocated overhead. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases.

Cost of Services Revenue. Cost of services revenue primarily includes personnel-related costs, including salaries, bonuses and benefits, and stock-based compensation, for employees associated with our professional services and education services, travel-related costs, and allocated overhead. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.

Gross Profit and Gross Margin

Gross Profit. Gross profit represents revenue less cost of revenue.

Gross Margin. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our subscriptions and services, changes in our revenue mix, including the mix of revenue between our Confluent Platform, Confluent Cloud, and service offerings, timing and amount of usage of third-party cloud infrastructure resources, and infrastructure optimization. We expect our gross margin to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, information technology, and recruiting.

Research and Development. Research and development expenses consist primarily of personnel-related costs, including salaries, bonuses and benefits, and stock-based compensation, net of capitalized amounts, third-party cloud infrastructure expenses incurred in developing our platform, contractor and professional services fees, software and subscription services dedicated for use by our research and development organization, and allocated overhead. We expect our research and development expenses will continue to increase in absolute dollars as our business grows and we continue to invest in our offering.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses and benefits, and stock-based compensation, costs related to marketing programs, travel-related costs, amortization of deferred contract acquisition costs, which consist of sales commissions and the associated payroll taxes, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time and continue to be our largest operating expense for the foreseeable future as we expand our sales force, increase our marketing resources, and expand into new markets.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses and benefits, and stock-based compensation for administrative functions including finance, legal, and human resources, professional fees, software and subscription services dedicated for use by our general and administrative functions, and allocated overhead.

As a result of our IPO, we have incurred and expect to continue to incur additional expenses to operate as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for investor relations and professional services. We also recognized non-cash expense of $13.3 million related to the charitable donation of our Class A common stock in June 2021. We expect that our general and administrative expenses will increase in absolute dollars as our business grows.

Interest Income

Interest income consists primarily of interest earned on our cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of amortization of premiums and accretion of discounts on marketable securities, gains and losses from foreign currency transactions, and realized gains and losses on marketable securities.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and U.S. state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and U.K. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription	$78,516	$46,973	$146,508	$90,916
Services	9,822	6,879	18,858	13,840
Total revenue	88,338	53,852	165,366	104,756
Cost of revenue:
Subscription(1)(2)	20,292	11,734	36,049	22,748
Services(1)(2)	9,717	5,956	17,798	12,755
Total cost of revenue	30,009	17,690	53,847	35,503
Gross profit	58,329	36,162	111,519	69,253
Operating expenses:
Research and development(1)(2)	33,225	18,875	57,538	38,617
Sales and marketing(1)(2)	73,206	36,447	131,715	74,764
General and administrative(1)(2)	37,943	8,334	53,455	16,749
Total operating expenses	144,374	63,656	242,708	130,130
Operating loss	(86,045)	(27,494)	(131,189)	(60,877)
Interest income	688	1,303	1,532	1,746
Other expense, net	(643)	(211)	(979)	(518)
Loss before income taxes	(86,000)	(26,402)	(130,636)	(59,649)
Provision for (benefit from) income taxes	2,170	(106)	2,060	282
Net loss	$(88,170)	$(26,296)	$(132,696)	$(59,931)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue - subscription	$2,172	$524	$3,147	$986
Cost of revenue - services	1,055	312	1,599	662
Research and development	8,932	2,250	12,443	4,296
Sales and marketing	11,155	2,735	16,131	5,108
General and administrative	11,202	1,251	14,549	2,471
Total stock-based compensation expense	$34,516	$7,072	$47,869	$13,523

(2) Includes employer taxes on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue - subscription	$38	$-	$38	$1
Cost of revenue - services	288	-	288	-
Research and development	277	-	398	9
Sales and marketing	610	-	713	22
General and administrative	222	5	261	49
Total employer taxes on employee stock transactions	$1,435	$5	$1,698	$81

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	89%	87%	89%	87%
Services	11	13	11	13
Total revenue	100	100	100	100
Cost of revenue:
Subscription	23	22	22	22
Services	11	11	11	12
Total cost of revenue	34	33	33	34
Gross profit	66	67	67	66
Operating expenses:
Research and development	38	35	35	37
Sales and marketing	83	68	80	71
General and administrative	43	15	32	16
Total operating expenses	164	118	147	124
Operating loss	(98)	(51)	(80)	(58)
Interest income	1	2	1	1
Other expense, net	0	0	0	0
Loss before income taxes	(97)	(49)	(79)	(57)
Provision for (benefit from) income taxes	3	0	1	0
Net loss	(100)%	(49)%	(80)%	(57)%

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Subscription	$78,516	$46,973	$31,543	67%
Services	9,822	6,879	2,943	43%
Total revenue	$88,338	$53,852	$34,486	64%

Subscription revenue increased by $31.5 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in revenue was primarily from sales to new customers and the remaining increase was attributable to sales to existing customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the reporting date. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 120% as of June 30, 2021. We had 617 customers with $100,000 or greater in ARR as of June 30, 2021, increasing from 408 as of June 30, 2020. Confluent Platform and Confluent Cloud contributed 75% and 25% of our subscription revenue during the three months ended June 30, 2021, respectively, compared to 86% and 14% during the three months ended June 30, 2020, respectively.

Services revenue increased by $2.9 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This was primarily due to an increase in delivery of professional services as we expanded our professional services organization to help our customers further realize the benefits of our offering.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$20,292	$11,734	$8,558	73%
Services	9,717	5,956	3,761	63%
Total cost of revenue	$30,009	$17,690	$12,319	70%
Gross profit	$58,329	$36,162	$22,167	61%

	Three Months Ended June 30,
	2021	2020
Gross margin
Subscription	74%	75%
Services	1%	13%
Total gross margin	66%	67%

Cost of subscription revenue increased by $8.6 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $4.8 million in personnel-related costs and allocated overhead costs, and an increase of $2.5 million in third-party cloud infrastructure costs. The increase in personnel-related costs included an increase of $1.7 million in stock-based compensation expense as a result of increased headcount and equity awards granted to existing employees.

Cost of services revenue increased by $3.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $2.6 million in personnel-related costs and allocated overhead costs, and an increase of $1.0 million in consulting services. The increase in personnel-related costs included an increase of $0.7 million in stock-based compensation expense as a result of increased headcount and equity awards granted to existing employees.

Our subscription gross margin decreased primarily due to the change in our revenue mix and higher personnel-related costs, partially offset by economies of scale resulting from increased efficiency and optimization of our infrastructure. Our services gross margin decreased primarily due to higher personnel-related costs.

Research and Development

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$33,225	$18,875	$14,350	76%
Percentage of revenue	38%	35%

Research and development expenses increased by $14.4 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to increased headcount, contributing to an increase of $12.7 million in personnel-related costs and allocated overhead costs. The increase in personnel-related costs included an increase of $6.7 million in stock-based compensation expense, net of amounts capitalized, as a result of increased headcount and equity awards granted to existing employees.

Sales and Marketing

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$73,206	$36,447	$36,759	101%
Percentage of revenue	83%	68%

Sales and marketing expenses increased by $36.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to increased headcount, contributing to an increase of $28.5 million in personnel-related costs and allocated overhead costs, an increase of $3.7 million in advertising costs and marketing programs, and an increase of $2.8 million of amortization of deferred contract acquisition costs. The increase in personnel-related costs included an increase of $8.4 million in stock-based compensation expense as a result of increased headcount and equity awards granted to existing employees.

General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$37,943	$8,334	$29,609	355%
Percentage of revenue	43%	15%

General and administrative expenses increased by $29.6 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $14.2 million in personnel-related costs and allocated overhead costs, and an increase of $13.3 million associated with the charitable donation of our Class A common stock. The increase in personnel-related expenses included an increase of $6.1 million of stock-based compensation expense as a result of increased headcount and equity awards granted to existing employees, as well as $3.8 million of stock-based compensation expense related to performance-based options, for which the performance-based vesting condition was satisfied upon the effectiveness of the IPO.

Interest Income

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Interest income	$688	$1,303	$(615)	(47)%

Interest income decreased by $0.6 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to lower returns on marketable securities.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other expense, net	$(643)	$(211)	$(432)	205%

The change in other expense, net during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was not material.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Loss before income taxes	$(86,000)	$(26,402)	$(59,598)	(226)%
Provision for (benefit from) income taxes	2,170	(106)	2,276	2147%
Effective tax rate	(2.5)%	0.4%

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets, and the significant components of our recorded tax expense are current cash taxes in various jurisdictions. The cash taxes are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate might fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than forecasted in countries that have lower statutory rates and higher than forecasted in countries that have higher statutory rates.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Subscription	$146,508	$90,916	$55,592	61%
Services	18,858	13,840	5,018	36%
Total revenue	$165,366	$104,756	$60,610	58%

Subscription revenue increased by $55.6 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in revenue was primarily from sales to new customers and the remaining increase was attributable to sales to existing customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the year-to-date reporting period. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 120% as of June 30, 2021. We had 617 customers with $100,000 or greater in ARR as of June 30, 2021, increasing from 408 as of June 30, 2020. Confluent Platform and Confluent Cloud contributed 77% and 23% of our subscription revenue during the six months ended June 30, 2021, respectively, compared to 86% and 14% during the six months ended June 30, 2020, respectively.

Services revenue increased by $5.0 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This was primarily due to an increase in delivery of professional services as we expanded our professional services organization to help our customers further realize the benefits of our offering.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$36,049	$22,748	$13,301	58%
Services	17,798	12,755	5,043	40%
Total cost of revenue	$53,847	$35,503	$18,344	52%
Gross profit	$111,519	$69,253	$42,266	61%

	Six Months Ended June 30,
	2021	2020
Gross margin
Subscription	75%	75%
Services	6%	8%
Total gross margin	67%	66%

Cost of subscription revenue increased by $13.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $7.2 million in personnel-related costs and allocated overhead costs, and an increase of $4.1 million in third-party cloud infrastructure costs. The increase in personnel-related costs included an increase of $2.2 million in stock-based compensation expense as a result of increased headcount and equity awards granted to existing employees.

Cost of services revenue increased by $5.0 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of

$3.5 million in personnel-related costs and allocated overhead costs, and an increase of $1.8 million in consulting services, which were partially offset by a decrease of $0.4 million in travel-related costs primarily due to COVID-19 travel restrictions. The increase in personnel-related costs included an increase of $0.9 million in stock-based compensation expense as a result of increased headcount and equity awards granted to existing employees.

Our subscription gross margin remained flat due to economies of scale resulting from increased efficiency and optimization of our infrastructure, despite the change in our revenue mix and higher personnel-related costs. Our services gross margin decreased primarily due to higher personnel-related costs, partially offset by a decrease in travel-related costs in light of COVID-19 travel restrictions.

Research and Development

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$57,538	$38,617	$18,921	49%
Percentage of revenue	35%	37%

Research and development expenses increased by $18.9 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to increased headcount, contributing to an increase of $16.7 million in personnel-related costs and allocated overhead costs. The increase in personnel-related costs included an increase of $8.1 million in stock-based compensation expense, net of amounts capitalized, as a result of increased headcount and equity awards granted to existing employees.

Sales and Marketing

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$131,715	$74,764	$56,951	76%
Percentage of revenue	80%	71%

Sales and marketing expenses increased by $57.0 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to increased headcount, contributing to an increase of $42.7 million in personnel-related costs and allocated overhead costs, an increase of $6.0 million in advertising costs and marketing programs, and an increase of $5.5 million of amortization of deferred contract acquisition costs. The increase in personnel-related costs included an increase of $11.0 million in stock-based compensation expense as a result of increased headcount and equity awards granted to existing employees.

General and Administrative

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$53,455	$16,749	$36,706	219%
Percentage of revenue	32%	16%

General and administrative expenses increased by $36.7 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $20.1 million in personnel-related costs and allocated overhead costs, and an increase of $13.3 million associated with the charitable donation of our Class A common stock upon the consummation of the IPO. The increase in personnel-related expenses included an increase of $8.3 million of stock-based compensation expense as a result of increased headcount and equity awards granted to existing employees, as well as $3.8 million of stock-based compensation expense related to performance-based options, for which the performance-based vesting condition was satisfied upon the effectiveness of the IPO.

Interest Income

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Interest income	$1,532	$1,746	$(214)	(12)%

Interest income decreased by $0.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to lower returns on marketable securities.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other expense, net	$(979)	$(518)	$(461)	(89)%

The change in other expense, net during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was not material.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Loss before income taxes	$(130,636)	$(59,649)	$(70,987)	(119)%
Provision for income taxes	$2,060	$282	$1,778	630%
Effective tax rate	(1.6)%	(0.5)%

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets, and the significant components of our recorded tax expense are current cash taxes in various jurisdictions. The cash taxes are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate might fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than forecasted in countries that have lower statutory rates and higher than forecasted in countries that have higher statutory rates.

Liquidity and Capital Resources

To date, we have financed our operations principally through proceeds from sales of our equity securities and payments received from our customers. In June 2021, we completed our IPO, which resulted in proceeds of $786.6 million, net of underwriting discounts and commissions.

As of June 30, 2021, we had cash, cash equivalents, and marketable securities totaling $1,043.9 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of corporate notes and bonds, commercial paper, U.S. agency obligations, and municipal bonds. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months.

We have generated significant operating losses and negative cash flows from operations. As of June 30, 2021, we had an accumulated deficit of $538.7 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(63,155)	$(52,487)
Net cash provided by (used in) investing activities	$63,528	$(191,523)
Net cash provided by financing activities	$822,928	$253,290

Cash Flows from Operating Activities

We generally invoice our customers annually in advance for our term-based licenses and either annually in advance or monthly in arrears for our SaaS offering. Our largest source of operating cash is payments received from our customers. We have in the past and expect in the future to experience seasonality, with the fourth quarter historically being our strongest quarter for new customer sales, renewals, and expansion as a result of large enterprise buying patterns. Accordingly, the operating cash flow benefit from increased collections from our customers generally occurs in the subsequent one to two quarters after billing. We expect seasonality, timing of billings, and collections from our customers to have a material impact on our cash flow from operating activities from period to period. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure costs, and overhead expenses.

Cash used in operating activities of $63.2 million for the six months ended June 30, 2021 primarily consisted of our net loss of $132.7 million, adjusted for non-cash charges of $83.2 million, and net cash outflows of $13.7 million from changes in our operating assets and liabilities. Our non-cash charges included $47.9 million of stock-based compensation expense, net of amounts capitalized, $13.3 million of Class A common stock charitable donation expense, $11.6 million of amortization of deferred contract acquisition costs, and $5.6 million of non-cash operating lease costs. The main drivers of the changes in operating assets and liabilities were a $26.3 million increase in deferred contract acquisition costs due to our increased sales, $14.7 million increase in prepaid expenses and other current assets primarily driven by prepaid insurance as a result of becoming a public company, $11.9 million increase in accounts receivable due to overall growth of our sales and our expanding customer base, and a $5.4 million decrease in operating lease liabilities due to lease payments, partially offset by a $31.4 million increase in deferred revenue corresponding with our increased sales, and a $12.9 million increase in accrued expenses and accrued liabilities due to increased headcount and growth in our business.

Cash used in operating activities of $52.5 million for the six months ended June 30, 2020 primarily consisted of our net loss of $59.9 million, adjusted for non-cash charges of $26.9 million, and net cash outflows of $19.5 million from changes in our operating assets and liabilities. Our non-cash charges included $13.5 million of stock-based compensation expense, net of amounts capitalized, $6.1 million of amortization of deferred contract acquisition costs, and $6.1 million of non-cash operating lease costs. The main drivers of the changes in operating assets and liabilities were a $25.3 million increase in accounts receivable due to overall growth of our sales and our expanding customer base, a $13.9 million increase in deferred contract acquisition costs due to our increased sales, and a $5.8 million decrease in operating lease liabilities due to lease payments, partially offset by a $25.0 million increase in deferred revenue corresponding with our increased sales.

Cash Flows from Investing Activities

Cash provided by investing activities of $63.5 million for the six months ended June 30, 2021 was primarily due to maturities of marketable securities of $123.0 million, offset by purchases of marketable securities of $56.0 million, capitalized internal-use software development costs of $1.8 million, and purchases of property and equipment of $1.7 million.

Cash used in investing activities of $191.5 million for the six months ended June 30, 2020 was primarily due to net purchases, sales and maturities of marketable securities totaling $188.9 million and capitalized internal-use software development costs of $2.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $822.9 million for the six months ended June 30, 2021 was primarily a result of $786.6 million in proceeds from our IPO, net of underwriting discounts and commissions, as well as $37.2 million in proceeds from the issuance of common stock upon exercises of stock options, net of repurchases.

Cash provided by financing activities of $253.3 million for the six months ended June 30, 2020 was due to $249.9 million in net proceeds from the issuance of our Series E redeemable convertible preferred stock, net of issuance costs, and $3.4 million in proceeds from the issuance of common stock upon exercises of stock options, net of repurchases.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business in our contractual obligations and commitments for the six months ended June 30, 2021 from the contractual obligations and commitments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and accounting pronouncements not yet adopted.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of June 30, 2021, we had $1,043.9 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and municipal bonds. In addition, we had $0.8 million of restricted cash as of June 30, 2021 in support of letters of credit in connection with non-cancelable operating lease agreements for our office spaces. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of June 30, 2021.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. All of our sales contracts are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. A portion of our operating expenses is incurred outside the United States and denominated in foreign currencies and is subject to fluctuations due to changes in foreign exchange rates. Additionally, fluctuations in foreign exchange rates may cause us to recognize additional transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% relative change in foreign exchange rates would not have a material impact on our financial condition, results of operations, or cash flows for the periods presented. Given that the impact of foreign exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment.

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:

•
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•
We have a history of operating losses and may not achieve or sustain profitability in the future.
•
Health epidemics, including the COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.
•
We derive substantially all of our revenue from our platform for data in motion. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.
•
We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve market adoption, our growth, business, results of operations, and financial condition could be harmed.
•
Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offering.
•
If we are unable to attract new customers or expand our potential customer and sales pipeline, our business, financial condition, and results of operations will be adversely affected.
•
Our business depends on our existing customers renewing their subscriptions and usage-based minimum commitments, purchasing additional subscriptions and usage-based minimum commitments, and expanding their use of our offering.
•
If we fail to maintain and enhance our brand, including among developers, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.

•
The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
•
If we or third parties who we work with experience a security breach, or if the confidentiality, integrity, or availability of our information technology, software, services, communications, or data is compromised, our offering may be perceived as not being secure, our reputation may be harmed, demand for our offering may be reduced, proprietary data and information, including source code, could be, and has in the past been, exfiltrated, and we may incur significant liabilities.
•
We rely on third-party providers of cloud-based infrastructure to host Confluent Cloud. Any failure to adapt our offering to evolving network architecture technology, disruption in the operations of these third-party providers, limitations on capacity or use of features, or interference with our use could adversely affect our business, financial condition, and results of operations.
•
We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.
•
The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to the IPO, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters, which could adversely affect the trading price of our Class A common stock.

Risks Related to Our Business and Operations

Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $65.2 million, $149.8 million, and $236.6 million for the years ended December 31, 2018, 2019, and 2020, respectively, and $104.8 million and $165.4 million for the six months ended June 30, 2020 and 2021, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•
market and price our offering effectively so that we are able to attract new customers and expand sales to our existing customers;
•
successfully develop a substantial customer and sales pipeline for our products;
•
expand the features and functionality of our offering to enable additional use cases for our customers;
•
hire new sales personnel to support our growth, and reduce the time for new sales personnel to achieve desired productivity levels;
•
extend our product leadership to expand our addressable market;
•
differentiate our offering from open source alternatives and products offered by our competitors;
•
maintain and expand the rates at which new customers purchase and existing customers renew subscriptions and committed use of our offering;
•
provide our customers with support that meets their needs;
•
expand our partner ecosystem, including with major cloud providers, ISVs, and regional and global systems integrators;
•
increase awareness of our brand on a global basis to successfully compete with other companies; and
•
expand to new international markets and grow within existing markets.

We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.

In addition, we expect to continue to expend substantial financial and other resources on:

•
expansion and enablement of our sales, services, and marketing organization to increase brand awareness and drive adoption of our offering;
•
product development, including investments in our product development team and the development of new products and new features and functionality for our offering to expand use cases and provide feature parity across third-party public cloud platforms, as well as investments in further differentiating our existing offering;
•
our cloud infrastructure technology, including systems architecture, scalability, availability, performance, and security;
•
technology and sales channel partnerships, including cloud marketplaces;
•
international expansion;
•
acquisitions or strategic investments; and
•
general administration, including increased legal and accounting expenses associated with being a public company.

These investments may not result in increased revenue in our business. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our revenue does not meet our expectations in future periods, our business, financial position, and results of operations may be harmed.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have experienced net losses in each period since inception. We generated a net loss of $41.4 million, $95.0 million, and $229.8 million for the years ended December 31, 2018, 2019, and 2020, respectively, and $59.9 million and $132.7 million for the six months ended June 30, 2020 and 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $538.7 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our offering by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including shifts in our offering and revenue mix, slowing demand for our offering, increasing competition, decreased productivity of our sales and marketing organization and effectiveness of our sales and marketing efforts to acquire new customers, failure to retain existing customers or expand existing subscriptions and usage-based minimum commitments, changing technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Quarterly Report on Form 10-Q. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Health epidemics, including the COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.

Our business and operations could be adversely affected by health epidemics, including the COVID-19 pandemic, impacting the markets and communities in which we, our partners, and customers operate. The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business, despite the growing availability of COVID-19 vaccines. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiations of their contracts. While historical pricing concessions, payment extensions, and contract renegotiations, including as a result of the COVID-19 pandemic, have not been significant or resulted in a significant decrease in our revenue or delay in revenue recognition, we cannot assure you that future concessions, extensions, or renegotiations that we grant will be similarly insignificant or will not have a significant impact on our revenue, including delays in revenue recognition. The extent of the impact of the COVID-19 pandemic on our customers and our customers’ response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results, especially given that the long term impact of the pandemic remains uncertain. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and customers. Starting in March 2020, we temporarily required employees to work remotely, and some of our employees are still required to work remotely, and we suspended non-essential travel by our employees and required events to be held virtually. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely. Because our team is dispersed, some employees have experienced, and may continue to experience, less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick), some have become sick themselves and been unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Furthermore, we postponed, and may decide to further postpone or cancel, certain planned investments in our business in response to changes in our business as a result of the spread of COVID-19. For example, during the second and third quarters of 2020, we temporarily reduced the pace of our employee hiring across all functions. In particular, the pause in employee hiring for our sales and marketing organization may negatively impact our growth, business, and revenue. The pause in employee hiring for our research and development organization has caused delays in development and releases of new features and functionality for our offering, which may also harm our competitive positioning as well as our growth, business, and revenue. These actions may also impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

The global impact of the COVID-19 pandemic continues to evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, ability to access capital, or the global economy as a whole. While the spread of COVID-19 may be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

We derive substantially all of our revenue from our platform for data in motion. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from sales of, and additional services related to, our platform for data in motion. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing more features and functionality for such offering. Our growth will depend in large part on enabling additional use cases for our customers after they initially adopt our offering, ranging from industry-specific use cases to use cases generated by the network effects of connecting multiple applications within an enterprise. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our offering as a preferred platform for data in motion, particularly when compared to open source alternatives developed internally by customers. As such, market adoption of our offering is critical to our continued success. Demand for our offering is affected by a number of factors, including increased market acceptance of our offering by existing customers and potential new customers, effectiveness of our sales and marketing strategy, the extension of our offering to new applications and use cases, the timing of development and release of new offerings by us and our competitors, technological change, and growth or contraction of the market in which we compete. Failure to successfully address these factors, satisfy customer demands, achieve continued market acceptance over competitors, including open source alternatives, and achieve growth in sales of our offering would harm our business, results of operations, financial condition, and growth prospects.

We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.

Our business is substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 89% and 85% of our subscription revenue for the years ended December 31, 2019 and 2020, respectively, and 86% and 77% of our subscription revenue for the six months ended June 30, 2020 and 2021, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve market adoption, our growth, business, results of operations, and financial condition could be harmed.

We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service. We have less experience marketing, determining pricing for, and selling Confluent Cloud, and we are still determining how best to market, price, and support adoption of Confluent Cloud. As a result, any shift in our sales strategy focused on customer acquisition for Confluent Cloud could result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to Confluent Cloud, given that sales of Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud also involves landing customers at low entry points, including starting with our free Confluent Cloud trial and pay-as-you-go, which have no commitments. There can be no assurance that such customers will enter into usage-based minimum commitments with us, expand their existing commitments, or ramp their usage of Confluent Cloud. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all. To expand our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, cultivate relationships with potential customers in key industries and sectors and rapidly convert the sales pipeline into new customers. To increase market adoption and expand the customer base for Confluent Cloud, we also intend to target the commercial customer segment, comprised of small to medium-sized companies, including early stage companies, as part of our overall sales and marketing strategy for Confluent Cloud. These customers typically demand faster deployment of Confluent Cloud within their organizations and prioritize ease of use. In addition, the sales cycle for these customers is typically shorter, requiring accelerated ramp time of our sales force and higher velocity marketing strategies. If we are unsuccessful in these and our other efforts to drive market adoption of and expand the customer base for Confluent Cloud, or if we do so in a way that is not profitable, fails to compete successfully against our current or future competitors, or fails to adequately differentiate Confluent Cloud from open source alternatives, our growth, business, results of operations, and financial condition could be harmed.

We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition, and results of operations could be harmed.

As usage and adoption of our offering grows, we will need to devote additional resources to improving our offering’s capabilities, features, and functionality. In addition, we will need to appropriately scale our internal business operations and our services organization to serve our growing customer base. Any failure of or delay in these efforts could result in impaired product performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates, or the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Further, any failure in optimizing the costs associated with our third-party cloud services as we scale could negatively impact our gross margins. Our expansion efforts will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies, vulnerabilities or service disruptions as a result of our efforts to scale our internal infrastructure, which may result in extended outages, loss of customer trust, and harm to our reputation. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition, and results of operations.

The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.

Our platform for data in motion combines and expands upon functionality from numerous traditional product categories, and hence we compete in each of these categories with products from a number of different vendors. Our primary competition, especially on-premise, is internal IT teams that develop data infrastructure software using open source software, including Apache Kafka. Our principal competitors in the cloud are the well-established public cloud providers that compete in all of our markets. These enterprises are developing and have released fully-managed, real-time data ingestion and data streaming products, such as Azure Event Hubs (Microsoft Corporation), Amazon Kinesis, Amazon MSK, and Amazon DynamoDB Streams (AWS), and Cloud Pub/Sub and Cloud Dataflow (Google). On premise, there are a number of vendors with legacy products that have pivoted into this space including TIBCO Streaming, Cloudera Dataflow, Redhat (IBM), AMQ Streams, and Oracle Cloud Infrastructure Streaming.

We currently offer Confluent Cloud on the public clouds provided by AWS, Azure, and GCP, which are also some of our primary actual and potential competitors. There is risk that one or more of these public cloud providers could use their respective control of their public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us unfavorable pricing, leverage their public cloud customer relationships to exclude us from opportunities, and treat us and our customers differently with respect to terms and conditions or regulatory requirements compared to similarly situated customers. In addition, if public cloud providers develop a data-in-motion offering that operates across multiple public clouds or on premise, we would face increased competition from these providers. Further, they have the resources to acquire or partner with existing and emerging providers of competing technologies and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide subscriptions and services that compete favorably with those of the public cloud providers.

With the introduction of new technologies, market entrants, and open source alternatives, including those based on Apache Kafka, we expect that the competitive environment will remain intense going forward. Because Apache Kafka is open source and there are few technological barriers to entry into the open source market, it may be relatively easier for competitors, some of which may have greater resources than we have, to enter our markets and develop data-in-motion alternatives based on Apache Kafka. In addition, the data infrastructure market is large and continues to grow rapidly, and our future success will depend in part on differentiating our product offering from open source alternatives, including Apache Kafka, and other data-in-motion product offerings. If we are unable to sufficiently differentiate our offering from Apache Kafka, other offerings based on or derived from Apache Kafka, or other data-in-motion product offerings, we may not be successful in achieving market acceptance of our offering, which would limit our growth and future revenue. Some existing and prospective customers may elect to use certain of our data-in-motion platform functions under free-to-use licenses, which can reduce demand for our offering. Such existing or prospective customers may also have reservations about utilizing proprietary software like our offering and may instead opt to use solely open source software based on the perception that this will lower long-term costs and reduce dependence on third-party vendors. In addition, our existing customers have chosen or could in the future choose to develop similar capabilities in-house and strengthen their use of open source software, rather than continue to purchase our offering.

Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. Any trend toward industry consolidation may negatively impact our ability to successfully compete and may impose pressure on us to engage in similar strategic transactions, including acquisitions, which would be costly and may divert management’s attention. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our offering and platform capabilities to potential customers with existing solutions, we must convince their internal stakeholders that the capabilities of our offering are superior to their current solutions.

We compete on the basis of a number of factors, including:

•
ease of deployment, integration, and use;
•
enterprise-grade data in motion;
•
the cloud-native capabilities of our offering;
•
the ability to operate at scale and offer elasticity, end-to-end security, and reliability;
•
the completeness of our offering, including as a complete platform for data in motion, and our ability to offer rich SQL-based stream processing, integrated governance capabilities, and connectors to existing applications and IT and cloud infrastructure;
•
the availability of our offering, including in multiple public clouds, and for use in private clouds and in on-premise data centers;
•
quality of professional services and customer support;
•
price and total cost of ownership;
•
flexible pricing, such as pay-as-you-go delivery;
•
sales and marketing productivity and expertise;
•
brand recognition and reputation; and
•
adherence to industry standards and certifications.

Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their product offerings to compete with our offering and platform capabilities, or our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and product offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our offering. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their solutions at a lower price, which has resulted in, and may continue to result in, pricing pressures.

For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our offering to continue to achieve or maintain market acceptance, any of which would harm our business, results of operations, and financial condition.

The market for our offering may develop more slowly or differently than we expect.

It is difficult to predict customer adoption rates and demand for our offering, the entry of competitive products or the future growth rate and size of the data infrastructure market. The expansion of this market depends on a number of factors, including the cost, performance, and perceived value associated with data infrastructure platforms as an alternative or supplement to legacy systems such as traditional databases, as well as the ability of platforms for data in motion to address heightened data security and privacy concerns. If we have a security incident or third-party cloud service providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for products as a whole, including our offering, may be negatively affected. In addition, many of our potential customers have made significant investments in alternative data infrastructure platforms and may be unwilling to invest in new products, such as our offering. If data-in-motion technology does not continue to achieve market acceptance, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, decreases in information technology spending or otherwise, the market for our offering might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition, and results of operations.

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

•
changes in our revenue mix and related changes in revenue recognition;
•
changes in actual and anticipated growth rates of our revenue, customers, and key operating metrics;
•
fluctuations in demand for or pricing of our offering;
•
fluctuations in usage of Confluent Cloud under usage-based minimum commitments and pay-as-you-go arrangements;
•
our ability to attract new customers;
•
our ability to retain our existing customers, particularly large customers, and secure renewals of subscriptions and usage-based minimum commitments, as well as the timing of customer renewals or non-renewals;
•
customer retention rates and the pricing and quantity of subscriptions renewed, as well as our ability to accurately forecast customer expansions and renewals;

•
downgrades in customer subscriptions;
•
customers and potential customers opting for alternative products, including developing their own in-house solutions or opting to use only the free version of our offering;
•
timing and amount of our investments to expand the capacity of our third-party cloud service providers;
•
seasonality in sales, results of operations, and remaining performance obligations, or RPO;
•
investments in new offerings, features, and functionality;
•
fluctuations or delays in development, release, or adoption of new features and functionality for our offering;
•
delays in closing sales, including the timing of renewals, which may result in revenue being pushed into the next quarter, particularly because a large portion of our sales occur toward the end of each quarter;
•
fluctuations or delays in purchasing decisions in anticipation of new offerings or enhancements by us or our competitors;
•
changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•
our ability to control costs, including hosting costs associated with Confluent Cloud and our operating expenses;
•
the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•
timing of hiring personnel for our research and development and sales and marketing organizations;
•
the amount and timing of non-cash expenses, including stock-based compensation expense and other non-cash charges;
•
the amount and timing of costs associated with recruiting, educating, and integrating new employees and retaining and motivating existing employees;
•
the effects of acquisitions and their integration;
•
general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•
fluctuations in foreign currency exchange rates;
•
the impact of new accounting pronouncements;
•
changes in revenue recognition policies that impact our subscriptions and services revenue;
•
changes in regulatory or legal environments that may cause us to incur, among other things, expenses associated with compliance;
•
the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;
•
health epidemics or pandemics, such as the COVID-19 pandemic;
•
changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•
significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our offering.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

Our revenue mix may result in fluctuations in our results across periods, making it difficult to assess our future growth.

Our revenue mix is varied based on the revenue recognition principles applicable to our offering. We recognize a portion of revenue from sales of subscriptions to Confluent Platform up front when our term-based license is delivered. The remainder, constituting post-contract customer support, maintenance, and upgrades, referred to together as PCS, comprises the substantial majority of the revenue and is recognized ratably over the subscription term. Customers may use Confluent Cloud either without a minimum commitment contract, which we refer to as pay-as-you-go, or on a usage-based minimum commitment contract of at least one year in duration. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based minimum commitments are typically billed annually in advance, and we recognize revenue from such subscriptions based on usage by the customer. Historically, our Confluent Cloud sales have been individually smaller, with varied usage levels from such customers over time, which may continue as we target the commercial customer segment as part of our sales strategy for Confluent Cloud. As a result, there may be fluctuations in revenue period over period as revenue is dependent on varying patterns of customer consumption as well as timing of sales of Confluent Platform, which can result in larger upfront revenue recognition upon delivery of the term-based licenses. In addition, we may experience fluctuations in margins as a result of high cloud infrastructure costs resulting from increased Confluent Cloud sales. Future fluctuations in our revenue and results across periods, including due to further changes in our revenue mix, may make it difficult to assess our future growth and performance.

Downturns or upturns in our sales may not be immediately reflected in our financial position and results of operations.

We recognize a significant portion of our revenue ratably over the term of Confluent Platform subscriptions. As a result, any decreases in new subscriptions or renewals in any one period may not immediately be fully reflected as a decrease in revenue for that period but would negatively affect our revenue in future quarters, even though such a decrease would be reflected in certain of our key metrics as of the end of such period, including RPO. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of the subscription. In addition, fluctuations in usage under our usage-based Confluent Cloud offering or monthly subscriptions for our pay-as-you-go offering could affect our revenue on a period-over-period basis. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock would decline substantially, and we could face costly lawsuits, including securities class actions.

Seasonality may cause fluctuations in our sales, results of operations, and remaining performance obligations.

Historically, we have experienced seasonality in RPO and new customer bookings, as we typically sell a higher percentage of subscriptions to new customers and renewal subscriptions with existing customers in the fourth quarter of the year. We believe that this results from the procurement, budgeting and deployment cycles of many of our customers, particularly our enterprise customers. We expect that this seasonality will continue to affect our bookings, RPO, and results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or to changing customer needs, requirements, or preferences, our offering may become less competitive.

Our ability to attract new users and customers and increase revenue from existing customers depends in large part on our ability to enhance, improve, and differentiate our existing offering, increase adoption and usage of our offering, and introduce new offerings and capabilities. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. Because the market for our offering is relatively new, it is difficult to predict customer adoption, increased customer usage and demand for our offering, the size and growth rate of this market, the entry of competitive products, or the success of existing competitive products. If we were unable to enhance our offering and keep pace with rapid technological change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently or more securely than our offering, our business, financial condition, and results of operations could be adversely affected.

To remain competitive, we need to continuously modify and enhance our offering to adapt to changes and innovation in existing and new technologies. We expect that we will need to continue to differentiate our data-in-motion platform capabilities, as well as expand and enhance our platform to support a variety of adjacent use cases. This development effort will require significant engineering, sales, and marketing resources. Any failure to effectively offer solutions for these adjacent use cases could reduce customer demand for our offering. Further, our offering must also integrate with a variety of network, hardware, mobile, cloud, and software platforms and technologies, and we need to continuously modify and enhance our offering to adapt to changes and innovation in these technologies. This development effort may require significant investment in engineering, support, marketing, and sales resources, all of which would affect our business and results of operations. Any failure of our offering to operate effectively with widely adopted, future data infrastructure platforms, applications, and technologies would reduce the demand for our offering. If we are unable to respond to customer demand in a cost-effective manner, our offering may become less marketable and less competitive or obsolete, and our business, financial condition, and results of operations could be adversely affected.

The competitive position of our offering depends in part on its ability to operate with third-party products and services, including those of our partners, and if we are not successful in maintaining and expanding the compatibility of our offering with such products and services, our business may be harmed.

The competitive position of our offering depends in part on its ability to operate with products and services of third parties, including software companies, software services, and infrastructure, and our offering must be continuously modified and enhanced to adapt to changes in hardware, software, networking, browser, and database technologies. In the future, one or more technology companies, whether our partners or otherwise, may choose not to support the operation of their software, software services, and infrastructure with our offering, or our offering may not support the capabilities needed to operate with such software, software services, and infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support our offering. We intend to facilitate the compatibility of our offering with various third-party software, software services, and infrastructure offerings by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations may be harmed.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

If we are unable to successfully manage the growth of our professional services business and improve our margins from these services, our business, financial condition, and results of operations will be harmed.

Our professional services business, which engages with customers to help them in their strategy, architecture, and adoption of a platform for data in motion, has grown as we have scaled our business. We believe our investment in professional services facilitates the adoption of our offering, especially with larger customers. As a result, our sales efforts have focused on marketing our offering to larger customers, rather than the profitability of our professional services business. If we are unable to successfully manage the growth of this business and improve our profit margin from these services, our business, financial condition, and results of operations will be harmed.

We will face risks associated with the growth of our business with certain heavily regulated industry verticals.

We market and sell our offering to customers in heavily regulated industry verticals, including the banking and financial services industries. As a result, we face additional regulatory scrutiny, risks, and burdens from the governmental entities and agencies which regulate those industries. Selling to and supporting customers in heavily regulated verticals and expanding in those verticals will continue to require significant resources, and there is no guarantee that such efforts will be successful or beneficial to us. If we are unable to successfully maintain or expand our market share in such verticals, or cost-effectively comply with governmental and regulatory requirements applicable to our activities with customers in such verticals, our business, financial condition, and results of operations may be harmed.

Sales to government entities are subject to a number of challenges and risks.

We sell to U.S. federal, state, and local, as well as foreign and governmental agency customers. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have obtained any required government certifications. Further, achieving and maintaining government certifications, such as U.S. Federal Risk and Authorization Management Program certification for Confluent Cloud, may require significant upfront cost, time, and resources. If we do not obtain U.S. Federal Risk and Authorization Management Program certification for Confluent Cloud, we will not be able to sell Confluent Cloud to certain federal government and public sector customers as well as private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against larger enterprises whose competitive offerings are certified. Further, there can be no assurance that we will secure commitments or contracts with government entities even following such certifications, which could harm our margins, business, financial condition, and results of operations. Government demand and payment for our offering are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offering.

Further, governmental entities may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers. Such entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely affect our results of operations and reputation.

Our customers also include certain non-U.S. governments, to which government procurement law risks similar to those present in U.S. government contracting also apply, particularly in certain emerging markets where our customer base is less established. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could harm our business and results of operations.

Acquisitions, strategic investments, joint ventures, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business and culture, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, technologies, or technical know-how that we believe could complement or expand our platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Further, the proceeds we received from the IPO increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. We may also have difficulty establishing our company values with personnel of acquired companies, which may negatively impact our culture and work environment. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through equity financings and sales of our offering. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

Risks Related to Cybersecurity and Data Privacy

If we or third parties who we work with experience a security breach, or if the confidentiality, integrity, or availability of our information technology, software, services, communications, or data is compromised, our offering may be perceived as not being secure, our reputation may be harmed, demand for our offering may be reduced, proprietary data and information, including source code, could be, and has in the past been, exfiltrated, and we may incur significant liabilities.

Our offering involves the transmission and processing of data, which can include personal information and our or our customers’ or other third parties’ sensitive, proprietary, and confidential information. Security breaches compromising the confidentiality, integrity, and availability of this information could result from cyber-attacks, computer malware, viruses, social engineering (including phishing), ransomware, supply chain attacks, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely, including third-party systems. Such incidents have become more prevalent in our industry, particularly against cloud services, and may in the future result in the unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary, and confidential information that we own, process, or control, such as customer information and proprietary data and information, including source code. Additionally, due to the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing, and other cybersecurity attacks, and unauthorized access to or dissemination of sensitive, proprietary, or confidential information.

We also rely on third parties to operate our critical business systems and process the sensitive, proprietary, and confidential information that we own, process, or control, including customer information and proprietary data and information, including source code. These third parties may not have adequate security measures and could experience a security breach that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Cybercrime and hacking techniques are constantly evolving, and we or third parties who we work with may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts.

While we have taken steps designed to protect the confidentiality, integrity, and availability of our systems and the sensitive, proprietary, and confidential information that we own, process, or control, our security measures or those of third parties who we work with have been, and could from time to time in the future be, breached or may otherwise not be effective against security threats. For example, beginning in January 2021, a malicious third party gained unauthorized access to a third-party vendor, Codecov, that provides a software code testing tool, potentially affecting more than a thousand of Codecov’s customers, which we refer to as the Codecov Breach. In April 2021, we were notified that we had been impacted by the Codecov Breach. Through our investigations, we determined that the attackers leveraged a vulnerability in Codecov’s software to gain access to credentials in our development environment, and thereby obtained unauthorized read-only access to, and copied to overseas IP addresses, the private Github repositories containing our source code and certain internal-use documents containing references to certain customers and other customer-related attributes. Upon learning of the breach, we took action to revoke Codecov’s access and discontinued our use of the Codecov service, rotated all of our credentials identified as exposed by the Codecov compromise to prevent further unauthorized access, analyzed available logs to determine whether there was evidence that the exposed credentials were leveraged to gain access to Confluent systems or systems of our customers, enhanced monitoring of our environment to identify and respond to suspicious activity, and engaged a third-party forensics firm to assist in our investigation, response, and impact mitigation. While the attackers obtained access to certain customer-related references and information described above, we did not find any evidence of access to any customer data sent through or stored in our products, nor did we find any evidence that the attackers modified any of our source code or uploaded any malware or any other malicious code to our system. However, the full extent of the impact of this incident on our operations, products, or services may not be known for some time, and we cannot assure you that there will be no further impact in the near term or at all. This incident or any future incidents relating to the Codecov Breach could result in the use of exfiltrated source code to attempt to identify vulnerabilities in our offering, future ransomware or social engineering attacks, reduced market acceptance of our offering, injury to our reputation and brand, legal claims against us, and the diversion of our resources.

In addition, we do not control content that our customers transmit, process, and maintain using our offering. If our customers use our offering for the transmission or storage of personal information and our security measures are or are believed to have been breached, our business may suffer and we could incur significant liability. In addition, our remediation efforts may not be successful.

Any security breach or other incident that results in the compromise of the confidentiality, integrity, or availability of our systems or the sensitive, proprietary, or confidential information that we own, process, or control, or the perception that one has occurred, including the Codecov incident described above, could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our offering, disrupt business operations, result in the exfiltration of proprietary data and information, including source code, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement and indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations to implement specified security measures, and adversely affect our business, financial condition, and results of operations. We cannot assure you that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

These risks are likely to increase as we continue to grow and process, control, store, and transmit increasingly large amounts of data.

Additionally, we cannot be certain that our insurance coverage will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising out of security breaches, or that such coverage will continue to be available on acceptable terms or at all. Any of these results could adversely affect our business, financial condition, and results of operations.

Real or perceived errors, failures, bugs, or defects in our offering could adversely affect our reputation and harm our business.

Our offering and platform for data in motion are complex and, like all software, may contain undetected defects or errors. We are continuing to evolve the features and functionality of our data-in-motion platform through updates and enhancements, and as we do so, we may introduce additional defects or errors that may not be detected until after deployment by our customers. In addition, if our platform is not implemented or used correctly or as intended, inadequate performance and disruptions in service may result. Moreover, if we acquire companies or integrate into our platform technologies developed by third parties, we may encounter difficulty in incorporating the newly-obtained technologies into our platform and maintaining the quality standards that are consistent with our reputation. Since our customers use our platform for data in motion for important aspects of their business, any actual or perceived errors, defects, bugs, or other performance problems could damage our customers’ businesses. Any defects or errors in our data-in-motion platform, or the perception of such defects or errors, could result in a loss of, or delay in, market acceptance of our offering, loss of existing or potential customers, and delayed or lost revenue and could damage our reputation and our ability to convince enterprise users of the benefits of our offering.

In addition, errors in our data-in-motion platform could cause system failures, loss of data or other adverse effects for our customers that may assert warranty and other claims for substantial damages against us. Although our agreements with our customers typically contain provisions that seek to limit our exposure to such claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims. These claims, even if unsuccessful, could be costly and time consuming to defend and could harm our business, financial condition, results of operations, and cash flows.

Interruptions or performance problems associated with our offering may adversely affect our business, financial condition, and results of operations.

Our continued growth depends in part on our ability to provide a consistently reliable platform for data in motion. If we are unable to do so due to vulnerabilities in programming, coding errors, outages caused by our platform’s complexity or scale or due to disruptions in cloud services, or because the systems complexity and scale result in extended outages, we may experience a loss of customers, lost or delayed market acceptance of our offering, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, and the diversion of our resources.

It may become increasingly difficult to maintain and improve the performance of Confluent Cloud as our customer base grows and Confluent Cloud becomes more complex. We may experience disruptions, outages, and other performance problems in Confluent Cloud due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, denial of service attacks, issues with third-party cloud hosting providers, or other security-related incidents. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations may be adversely affected.

Complying with increasingly stringent laws and requirements relating to privacy, data security, and data protection may be expensive and disruptive to our business, and our failure or perceived failure to comply with them could harm our business.

We, our customers, and third parties who we work with are subject to numerous evolving and increasingly stringent foreign and domestic laws and requirements relating to privacy, data security, and data protection that are increasing the cost and complexity of operating our business.

Many states have enacted privacy and data security laws. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that will substantially expand the CCPA effective January 1, 2023. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, which emulates the CCPA and CPRA in many respects, and proposals for comprehensive privacy and data security legislation are advancing in several other states. A patchwork of differing state privacy and data security requirements would increase the cost and complexity of operating our business and increase our exposure to liability.

Foreign laws relating to privacy, data security, and data protection are also undergoing a period of rapid change and have become more stringent in recent years. For example, the General Data Protection Regulation, or GDPR, took effect in the European Union, or EU, in May 2018 and has also been transposed into national law in the United Kingdom, or the UK. The GDPR subjects noncompliant companies to fines of up to the greater of 20 million Euros or 4% of their global annual revenues, potential bans on processing of personal information, and private litigation. The GDPR requires companies to give detailed disclosures about how they collect, use, and share personal information; contractually commit to data protection measures in contracts with customers and vendors; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct, and delete their personal information. The GDPR also requires controllers to conduct data protection impact assessments for certain types of processing and requires processors to assist controllers with such assessments, which may be complex and burdensome to conduct. Laws in EU member states and the UK also impose restrictions on direct marketing communications and the use of cookies and similar technologies online, and a new regulation proposed in the EU called the e-Privacy Regulation may make such restrictions more stringent.

European privacy, data security, and data protection laws, including the GDPR, also generally restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented certain transfer mechanisms. The transfer mechanism on which we have primarily relied for such transfers has been implementation of the European Commission’s Standard Contractual Clauses, or SCCs, in our relevant data transfer agreements. However, a July 2020 decision of the Court of Justice of the EU has imposed additional safeguards and heightened standards on the use of SCCs for the international transfer of EU personal data to countries that have not been deemed adequate, including the United States. At present, there are few, if any, viable alternatives to the SCCs. If we do not fully comply with these heightened standards, including by implementing supplementary measures pursuant to recommendations made by the European Data Protection Board, we may be subject to fines or penalties and our business may be harmed. In addition, the regulation of data transfers between the EU and UK remains subject to post-Brexit uncertainty. If our efforts to comply with Europe’s highly dynamic cross-border data transfer requirements are not successful, we will face increased risk of substantial fines by European regulators and bans on importing personal information. These evolving requirements may also result in reduced demand for our services from customers subject to the GDPR and require us to increase our data processing capabilities and other operations in Europe at significant expense.

Privacy, data security, and data protection rules are also becoming more stringent beyond Europe. For example, in recent years Brazil and Japan have enacted new and amended laws that seek to align those countries’ data protection rules more closely with the GDPR, and companies that violate them face substantial penalties. Proposals for new comprehensive privacy, data security, and data protection legislation are also advancing in China, India, and Canada. Foreign data localization laws requiring certain data to be stored in the jurisdiction of origin have also become increasingly common.

Like our legal obligations, the demands our customers place on us relating to privacy, data protection, and data security are becoming more stringent. Privacy, data security, and data protection laws including the GDPR and CCPA increasingly require companies to impose specific contractual restrictions on their service providers. In addition, customers that use certain of our products to process protected health information may require us to sign business associate agreements that subject us to the privacy and security requirements under the U.S. Health Insurance Portability and Accountability Act of 1996 and the U.S. Health Information Technology for Economic and Clinical Health Act, as well as state laws that govern the privacy and security of health information. Our customers’ increasing privacy, data security, and data protection standards also increase the cost and complexity of ensuring that the third parties we rely on to operate our business and deliver our services can meet these standards. If we or our vendors are unable to meet our customers’ demands or comply with the increasingly stringent legal or contractual requirements they impose on us relating to privacy, data security, and data protection, including requirements based on updated SCCs, we may face increased legal liability, customer contract terminations and reduced demand for our services.

Finally, we publish privacy policies and other documentation regarding our collection, use, disclosure, and other processing of personal information. Although we endeavor to adhere to these policies and documentation, we and the third parties on which we rely may at times fail to do so or may be perceived to have failed to do so. Such failures could subject us to regulatory enforcement action as well as costly legal claims by affected individuals or our customers.

We strive to comply with applicable privacy, data security, and data protection laws and requirements, but we cannot fully determine the impact that current or future such laws and requirements may have on our business or operations. Such laws or requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. If we or the third parties we rely on to operate our business and deliver our services fail to comply, or are perceived as failing to comply, with our legal or contractual obligations relating to privacy, data security or data protection, or our policies and documentation relating to personal information, we could face governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Sales and Marketing Efforts and Brand

Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offering.

Our ability to increase our customer base, achieve broader market adoption and acceptance of our offering, and expand our potential customer and sales pipeline and brand awareness will depend to a significant extent on our ability to expand and improve the productivity of our sales and marketing organization. We plan to continue expanding our direct sales force, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including to decrease the time required for our sales personnel to achieve desired productivity levels. Historically, newly hired sales personnel have needed several quarters to achieve desired productivity levels. During the second and third quarters of 2020, we temporarily reduced the pace of hiring for our sales and marketing function due to the COVID-19 pandemic. While we have since ramped up hiring, the temporary reduction may delay overall productivity of our sales force, particularly as the newly hired sales personnel take time to achieve desired productivity. Our increased sales and marketing efforts will also involve investing significant financial and other resources, which could result in increased costs and negatively impact margins. Our business and results of operations will be harmed if our sales and marketing efforts fail to successfully expand our potential customer and sales pipeline, including through increasing brand awareness, new customer acquisition, and market adoption of our offering, particularly for Confluent Cloud, fail to generate significant increases in revenue or result in increases that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time or at all, or if our sales and marketing programs are not effective.

If we fail to maintain and enhance our brand, including among developers, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.

We believe that maintaining and enhancing the Confluent brand, including among developers, is important to support the marketing and sale of our existing and future offerings to new customers and expansion of sales to existing customers. We believe that the importance of brand recognition will increase as competition in our market increases. In particular, we believe that enhancing the Confluent brand will be critical to the growth and market adoption and acceptance of Confluent Cloud due to the presence of open source alternatives, competing large public cloud providers with widespread name recognition, such as AWS, Azure, and GCP, and other data infrastructure platforms. Software developers, including those within our customers’ IT departments, are often familiar with our underlying technology and value proposition. We rely on their continued adoption of our offering to evangelize on our behalf within their organizations and increase reach and mindshare within the developer community. Actions that we have taken in the past or may take in the future with respect to Apache Kafka or our community license, including the development and growth of our proprietary offering, may be perceived negatively by the developer community and harm our reputation. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, our ability to successfully differentiate our offering and its capabilities from competitive products, including open source alternatives, and our ability to increase our reach and mindshare in the developer community. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition, and results of operations may suffer.

We have a limited history with pricing models for our offering, and we may need to adjust the pricing terms of our offering, which could have an adverse effect on our revenue and results of operations.

We have limited experience with respect to determining the optimal prices for our offering, and we have changed our pricing model from time to time and expect to continue to do so in the future. For example, in late 2019, we transitioned the primary purchase model for Confluent Cloud from a defined configuration paid annually in advance to a model based on actual monthly usage and committed annual spend. We also expect to continue providing additional features and functionality for our offering as we work toward expanding applications and use cases for our offering, which will require us to continuously evaluate optimal pricing for our offering. If we do not optimally adjust pricing for our offering, our revenue and margins as well as future customer acquisitions may be negatively impacted. As the markets for our offering mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or on the same terms. Moreover, enterprise customers may demand greater price concessions, or we may be unable to increase prices to offset increases in costs, including hosting costs associated with Confluent Cloud. As a result, in the future we may be required to reduce our prices or increase our discounting, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

Sales to enterprise customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.

As of December 31, 2020 and June 30, 2021, we had 513 and 617 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, the COVID-19 pandemic, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

Given these factors, it is difficult to predict whether and when a sale will be completed and when revenue from a sale will be recognized due to the variety of ways in which customers may purchase our offering. This may result in lower than expected revenue in any given period, which would have an adverse effect on our business, results of operations, and financial condition.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including due to the risks described in this Quarterly Report on Form 10-Q. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our offering at all or generate any particular level of revenue for us.

Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our platform for data in motion and those of our competitors. Even if the market in which we compete meets our size estimates and growth forecasts, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Risks Related to Our Customers

If we are unable to attract new customers or expand our potential customer and sales pipeline, our business, financial condition, and results of operations will be adversely affected.

To increase our revenue, we must continue to generate market acceptance of our brand and attract new customers and expand our potential customer and sales pipeline. Our success will depend to a substantial extent on the widespread adoption of our offering as an alternative to competing solutions, including open source alternatives. In addition, as our market matures, our offering evolves, and competitors introduce lower cost or differentiated products that compete with our offering, our ability to sell our offering could be impaired. Similarly, our sales efforts could be adversely impacted if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our offering or if they prefer to purchase competing products that are bundled together with other types of products, such as data infrastructure platforms offered by public cloud providers. Our existing sales and marketing strategies for new customer acquisition may also be unsuccessful. For example, we offer free, limited evaluation and developer usage of Confluent Platform and free introductory usage of Confluent Cloud to encourage awareness, usage, familiarity, and adoption, and a pay-as-you-go arrangement for Confluent Cloud without minimum usage commitments. If we are unable to successfully convert these free users into paying customers, or convert pay-as-you-go customers into customers with usage-based minimum commitments, we will not realize the intended benefits of this marketing and adoption strategy. As a result of these and other factors, we may be unable to attract new customers or expand our potential customer and sales pipeline, which may have an adverse effect on our business, financial condition, and results of operations.

Our business depends on our existing customers renewing their subscriptions and usage-based minimum commitments, purchasing additional subscriptions and usage-based minimum commitments, and expanding their use of our offering.

Our future success depends in part on our ability to expand our customers’ use of our offering into additional use cases, our customers renewing their subscriptions and usage-based minimum commitments, and our ability to develop our offering for additional use cases and applications. The terms of our subscriptions and usage-based minimum commitments are primarily one year in duration. Our customers have no obligation to renew after the expiration of the applicable term. In order for us to maintain or improve our results of operations, it is important that our customers enter into relationships with us that increase in value over time, and renew and expand their subscriptions with us, including through the use of our offering for additional use cases and applications. Although we seek to increase our revenue through expanded use of our offering by customers in additional use cases, we may not be successful in such efforts. Our dollar-based net retention rate has historically declined or fluctuated, and may further decline or fluctuate, as a result of a number of factors, including loss of one or more customers, the timing and size of any such losses, business strength or weakness of our customers, customer usage of our offering, customer satisfaction with the capabilities of our offering and our level of customer support, our prices, the capabilities and prices of competing products, decisions by customers to use open source alternatives, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, as some customers transition from Confluent Platform to Confluent Cloud, our dollar-based net retention rate may fluctuate or decline, at least in the short term, as those customers replace subscriptions to Confluent Platform with usage-based minimum commitments. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of competing products, internally developed or managed solutions, including those based on Apache Kafka or other open source alternatives, and the effects of the COVID-19 pandemic. These factors may also be exacerbated if our customer base of larger enterprises continues to grow, which may require increasingly sophisticated and costly sales efforts, and if large enterprises further develop internal capabilities. If our customers do not renew their subscriptions and/or usage-based minimum commitments, expand their use of our offering, and purchase additional products from us, our revenue may decline and our business, financial condition, and results of operations may be harmed.

If we or any of our partners fail to offer high-quality support, our reputation could suffer.

Our customers rely on our or our channel partners’ support personnel to resolve issues and realize the full benefits that our offering provides. High-quality support is also important for the continuation and expansion of our relationships with existing customers. The importance of these support functions will increase as we expand our business and pursue new customers. In certain cases, such as when we sell our offering through channel partners, our partners may be responsible for providing support and support personnel for our customers. We often have limited to no control or visibility in such cases. If we or our partners do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our sales to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.

The loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could negatively affect our ability to market our offering.

We rely on our reputation and recommendations from key customers in order to promote our offering. The loss of any of our key customers, or a failure of some of them to renew, could have a significant impact on our revenue, reputation, and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation of our subscriptions and usage-based commitments with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers. Acquisitions of our partners could also result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our offering.

Incorrect implementation or use of our offering, or our customers’ failure to update Confluent Platform, could result in customer dissatisfaction and negatively affect our reputation, business, operations, financial results, and growth prospects.

Our offering is often operated in large scale, complex IT environments. Our customers and some partners require education and experience in the proper use of and the benefits that can be derived from our offering to maximize their potential. If users of our offering do not implement, use, or update our offering correctly or as intended, then inadequate performance and/or security vulnerabilities may result. Because our customers rely on our offering to manage a wide range of operations, the incorrect implementation or use of our offering, or our customers’ failure to update Confluent Platform, or our failure to train customers on how to use our offering productively may result in customer dissatisfaction, and negative publicity, and may adversely affect our reputation and brand. Our failure to effectively provide education and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, which would adversely affect our business and growth prospects.

Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for infringement, misappropriation, or other violation of intellectual property rights, data protection, and other losses.

Certain of our agreements with our customers and other third parties include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights, data protection, compliance with laws, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, platform, our acts or omissions under such agreements, or other contractual obligations. From time to time, our customers and other third parties have requested, and may in the future request, us to indemnify them for such claims or liabilities. In certain circumstances, our agreements provide for uncapped indemnity liability for certain intellectual property infringement claims. Large indemnity payments could harm our business, financial condition, and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to them, and we may be required to cease use of or modify certain functions of our offering as a result of any such claims. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our subscriptions and services and adversely affect our business, financial condition, and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging unauthorized access to or disclosure of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

We typically provide service-level commitments under our customer agreements. If we fail to meet these commitments, we could face customer terminations, a reduction in renewals, and damage to our reputation, which would lower our revenue and harm our business, financial condition, and results of operations.

Our agreements with our customers contain uptime and response service-level commitments. If we fail to meet these commitments, we could face customer terminations or a reduction in renewals, which could significantly affect both our current and future revenue. Any service-level commitment failures could also damage our reputation. In addition, if we are unable to meet the stated uptime requirements described in our agreements, we may be contractually obligated to provide these customers with service credits, which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. Any of these outcomes or failures could also adversely affect our business, financial condition, and results of operations.

Risks Related to Our Intellectual Property

We use third-party open source software in our offering, which could negatively affect our ability to sell our offering or subject us to litigation or other actions.

We use third-party open source software in our offering, most significantly Apache Kafka, and we expect to continue to incorporate such open source software in our offering in the future. Many open source software licenses, including the Apache License, Version 2.0, state that any work of authorship licensed under it may be reproduced and distributed provided that certain conditions are met. However, we may be subject to suits by parties claiming ownership rights in what we believe to be permissively licensed open source software or claiming non-compliance with the applicable open source licensing terms. It is possible that a court would hold the Apache License, Version 2.0 to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that open source components of our offering may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of our offering.

In addition, some open source licenses require end-users who distribute or make available across a network software and services that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that is inconsistent with our applicable policies, or that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their offerings, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership rights in what we believe to be permissively licensed open source software. Resulting litigation could be costly for us to defend and harm our reputation, business, financial condition, and results of operations. If our activities were determined to be out of compliance with the terms of any applicable “copyleft” open source licenses, we may be required to publicly release certain portions of our proprietary source code for no cost, we could face an injunction for our offering, and we could also be required to expend substantial time and resources to re-engineer some or all of our software.

We also regularly contribute source code under open source licenses and have made some of our own software available under open source or source-available licenses, and we include third-party open source software in our offering. Because the source code for any software we contribute to open source projects, including Apache Kafka, or distribute under open source or source-available licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely, and we may be limited in our ability to prevent our competitors or others from using such contributed source code. While we have policies in place that govern such submissions, there is a risk that employees may submit proprietary source code or source code embodying our intellectual property, in either case, not intended to be distributed in such a manner, to such open source projects. In addition, the use of third-party open source software may expose us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may publicize vulnerabilities or otherwise make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could be harmful to our business, results of operations or financial condition, and could help our competitors develop products and services that are similar to or better than ours.

Our offering has evolved from Apache Kafka and other open source software, which are widely available, and therefore, we do not own the exclusive rights to the use of Apache Kafka and other open source software, nor are we able to control the evolution, enhancement, and maintenance of Apache Kafka and other open source software.

The technology underlying our offering has evolved from certain open source software, such as Apache Kafka, and as a result we cannot exclude other companies from adopting and modifying certain common elements of our software and that of such open source software. With open source software, competitors can also develop competing products without the amount of overhead and lead time required for traditional proprietary software development. In addition, if competing products are also based on or compatible with Apache Kafka, existing customers may also be able to easily transfer their applications to competing products. Competitors with greater resources than ours or members of the Apache Kafka community may create similar or superior offerings, or modify Apache Kafka with different, superior features, and could make such products available to the public free of charge. Our competitors or members of the open source community may also develop a new open source project or a closed-source proprietary product that is similar to and superior to Apache Kafka in terms of feature or performance, in turn gaining popularity or replacing Apache Kafka as the new standard for data-in-motion technology among developers and other users. As a result, the future of Apache Kafka and other open source software could change dramatically and such change in trajectory, use and acceptance in the marketplace and resulting competitive pressure could result in reductions in the prices we charge for our offering, loss of market share, and adversely affect our business operations and financial outlook. Additionally, the development and growth of our proprietary offering may result in the perception within the open source community of a diminution of our commitment to Apache Kafka and other open source platforms. Such perceptions may negatively affect our reputation within the developer community, which may adversely affect market acceptance and future sales of our offering.

Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.

Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and develop and commercialize substantially identical products, services, or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation.

We have a limited patent portfolio and no patent applications. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, our issued patents or any patents issued from future patent applications or licensed to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or offerings. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or offerings. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our offering and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our offering is available.

The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, or required to rebrand our offering or prevented from selling our offering if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our offering and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offering and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach. Additionally, as a result of the Codecov Breach, certain of our proprietary data and information, including source code, was exfiltrated. This and any future similar incidents may lead to unauthorized use of our intellectual property rights by third parties. Third parties with access to our exfiltrated source code may also glean insights into our proprietary architecture by examining structural elements of the source code. Due to the nature of this incident, our ability to enforce our rights against such unauthorized users may be limited or not possible.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect such rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, or countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offering and platform capabilities, impair the functionality of our offering and platform capabilities, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our offering, or injure our reputation.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

We may become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our offering without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our offering is infringing, misappropriating or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation or violation. Lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention. The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our offering or cease business activities related to such intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•
cease selling or using offerings that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•
make substantial payments for legal fees, settlement payments, or other costs or damages;
•
obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•
redesign the allegedly infringing offerings to avoid infringement, misappropriation or violation, which could be costly, time-consuming, or impossible.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. We expect that the occurrence of infringement claims is likely to grow as the market for our platform for data in motion and our offering grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.

Risks Related to Our Dependence on Third Parties

We rely on third-party providers of cloud-based infrastructure to host Confluent Cloud. Any failure to adapt our offering to evolving network architecture technology, disruption in the operations of these third-party providers, limitations on capacity or use of features, or interference with our use could adversely affect our business, financial condition, and results of operations.

We outsource all of the infrastructure relating to Confluent Cloud to AWS, Azure, and GCP, as selected by our customers. Customers of our Confluent Cloud service need to be able to access our service at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Our Confluent Cloud service depends on the ability of the cloud infrastructure hosted by these third-party providers to allow for our customers’ configuration, architecture, features, and interconnection specifications, as well as secure the information stored in these virtual data centers, which is transmitted through third-party internet service providers. Any limitation on the capacity of our third-party hosting providers, including due to technical failures, natural disasters, fraud, or security attacks, could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, and results of operations. In addition, our third-party cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions at these providers. Any incident affecting our providers’ infrastructure, including any incident that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, and other similar events beyond our control could negatively affect our Confluent Cloud service. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. A prolonged service disruption affecting our service for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party cloud services we use. Features and functionality for Confluent Cloud may also not be available on the same basis or at all on one or more infrastructure platforms, which may hinder adoption of Confluent Cloud, reduce usage, and harm our brand, business, and results of operations. Any of the above circumstances or events may harm our reputation, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, and otherwise harm our business, results of operations, and financial condition.

In the event that our service agreements with our third-party cloud service providers are terminated or amended, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, access to Confluent Cloud could be interrupted and result in significant delays and additional expense as we arrange or create new facilities and services or re-architect our Confluent Cloud service for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition, and results of operations. To the extent that we do not effectively anticipate capacity demands, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be adversely affected.

If we are unable to develop and maintain successful relationships with partners to distribute our products and generate sales opportunities, our business, results of operations, and financial condition could be harmed.

We have established, and intend to continue seeking opportunities for, partnership arrangements with certain channel partners to distribute our products and generate sales opportunities, particularly internationally. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential channel partners that can drive revenue growth in more geographies and market segments, particularly for government customers, and provide additional features and functionality to our customers. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our products. As our channel partnerships come to an end or terminate, we may be unable to renew or replace them on comparable terms, or at all. In addition, winding down channel partnerships can result in additional costs, litigation, and negative publicity. If we fail to identify additional channel partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently distributing and deploying our products, our business, results of operations, and financial condition could be harmed. When we enter into channel partnerships, our partners may be required to undertake some portion of sales, marketing, implementation services, engineering services, support services, or software configuration that we would otherwise provide, including due to regulatory constraints. In such cases, our partner may be less successful than we would have otherwise been absent the arrangement and our ability to influence, or have visibility into, the sales, marketing, and related efforts of our partners may be limited. Further, if our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be harmed.

We depend and rely on SaaS technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business and results of operations.

We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including enterprise resource planning, order management, billing, project management, human resources, technical support, and accounting and other operational activities. If these services become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our offering and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business and results of operations.

Risks Related to Our Employees and Culture

We rely on the performance of highly skilled personnel, including senior management and our engineering, services, sales and technology professionals. If we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business will be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, particularly Jay Kreps, our Chief Executive Officer and co-founder, as well as our other key employees in the areas of research and development and sales and marketing.

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and certain other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

Our company values have contributed to our success. If we cannot maintain these values as we grow, we could lose certain benefits we derive from them, and our employee turnover could increase, which could harm our business.

We believe that our company values have been and will continue to be a key contributor to our success. We have rapidly increased our workforce across all departments, and we expect to continue to hire aggressively across our business. Our anticipated headcount growth, combined with our transition from a privately-held to a publicly-traded company, may result in changes to certain employees’ adherence to our core company values. If we do not continue to maintain our adherence to our company values as we grow, including through any future acquisitions or other strategic transactions, we may experience increased turnover in a portion of our current employee base and may not continue to be successful in hiring future employees. Moreover, following the IPO, many of our employees may be eligible to receive significant proceeds from the sale of Class A common stock in the public markets. This may lead to higher employee attrition rates. If we do not replace departing employees on a timely basis, our business and growth may be harmed.

Risks Related to Our International Operations

If we are not successful in expanding our operations and customer base internationally, our business and results of operations could be negatively affected.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 34% and 36% of our revenue for the year ended December 31, 2020 and the six months ended June 30, 2021, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2021, approximately 29% of our full-time employees were located outside of the United States, with 9% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

We are subject to risks inherent in international operations that can harm our business, results of operations, and financial condition.

Our current and future international business and operations involve a variety of risks, including:

•
slower than anticipated availability and adoption of cloud infrastructure or cloud-native products by international businesses;
•
changes in a specific country’s or region’s political or economic conditions, including in the UK as a result of the UK exiting the EU, or Brexit;
•
the need to adapt and localize our offering for specific countries;
•
greater difficulty collecting accounts receivable and longer payment cycles;
•
potential changes in trade relations, regulations, or laws;
•
unexpected changes in laws, regulatory requirements, or tax laws;

•
more stringent regulations relating to privacy, data security, and data localization requirements and the unauthorized use of, or access to, commercial and personal information;
•
differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•
challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•
potential changes in laws, regulations, and costs affecting our UK operations and local employees due to Brexit;
•
difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•
increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•
currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;
•
limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•
laws and business practices favoring local competitors or general market preferences for local vendors;
•
limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents;
•
political instability or terrorist activities;
•
health epidemics or pandemics, such as the COVID-19 pandemic;
•
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and
•
adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

The occurrence of any one of these risks could harm our international business and, consequently, our results of operations. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to operate in other countries will produce desired levels of revenue or profitability.

Legal, political, and economic uncertainty surrounding the exit of the UK from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the UK and pose additional risks to our business, financial condition, and results of operations.

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as Brexit. Following the end of the transitional period on December 31, 2020, during which period EU rules continued to apply in the UK, an agreement outlining the future trading relationship between the EU and the UK, referred to as the Trade and Cooperation Agreement, became effective. The Trade and Cooperation Agreement, which was formally ratified by the parties and became fully effective on May 1, 2021, does not cover financial services in any meaningful way. Notwithstanding the Trade and Cooperation Agreement, uncertainty concerning the UK’s legal, political, and economic relationship with the EU may continue to be a source of instability in the international markets, create significant currency fluctuations, or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory, or otherwise).

These developments have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates, and credit ratings may also be subject to increased market volatility. The long-term effects of Brexit will depend on any further agreements, in particular on financial services, (or lack thereof) between the UK and the EU.

Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services, and labor within the EU, or single market, and the wider commercial, legal, and regulatory environment, will impact our UK operations and customers. Our UK operations service customers in the UK as well as in other countries in the EU and EEA, and these operations could be disrupted by Brexit.

We may also face new regulatory costs and challenges as a result of Brexit that could have an adverse effect on our operations. For example, the UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which, if not replicated by the UK, may result in increased trade barriers. There may continue to be economic uncertainty surrounding the consequences of Brexit that adversely impact customer confidence resulting in customers reducing their spending budgets on our offering, which could harm our business.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our subscriptions and services are billed in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offering to our customers outside of the United States, which could adversely affect our results of operations. In addition, an increasing portion of our operating expenses are incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. While we do not currently hedge against the risks associated with currency fluctuations, if our foreign currency risk increases in the future and we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.

Risks Related to Our Tax, Legal, and Regulatory Environment

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our offering is subject to U.S. export controls, including the Export Administration Regulations, and we incorporate encryption technology into our offering. Our offering and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report, as applicable.

Furthermore, we are required to comply with economic and trade sanctions laws and regulations administered by governments where our offering is provided, including the U.S. government (including regulations administered and enforced by the Office of Foreign Assets Control of the U.S. Treasury Department and the U.S. Department of State). These economic and trade sanctions prohibit or restrict the shipment of most products and services to embargoed jurisdictions or sanctioned parties, unless required export authorizations are obtained. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

While we have taken certain precautions to prevent our offering from being provided in violation of export control and sanctions laws, and are in the process of enhancing our policies and procedures relating to export control and sanctions compliance, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.

If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our offering or could limit our end-customers’ ability to implement our offering in those countries. Changes in our offering or future changes in export and import regulations may create delays in the introduction of our offering in international markets, prevent our end-customers with international operations from deploying our offering globally or, in some cases, prevent the export or import of our offering to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our offering by, or in our decreased ability to export or sell our offering to, existing or potential end-customers with international operations. Any decreased use of our offering or limitation on our ability to export or sell our offering would adversely affect our business, results of operations, and growth prospects.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.

We are subject to the FCPA, U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our offering and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, our employees and agents may take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension, or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our software, and could have a negative impact on our business.

The future success of our business, and particularly Confluent Cloud, depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our software in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, resulting in reductions in the demand for internet-based solutions such as ours.

In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “ransomware,” “viruses,” “worms,” “malware,” “phishing attacks,” “data breaches,” and similar malicious programs, behavior, and events, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our subscription offering and related services could suffer.

Changes in tax laws or tax rulings could harm our financial position and results of operations.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015, an interim report in 2018, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business.

Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate and increase the amount of taxes imposed on our business. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our consolidated financial statements. Any of these outcomes could harm our financial position and results of operations.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our results of operations.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had NOL carryforwards for federal and state income tax purposes of $264.5 million and $145.5 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2034 for federal purposes and 2027 for state purposes if not utilized. In addition, as of December 31, 2020, we had foreign NOL carryforwards of $6.3 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could increase due to several factors, including:

•
changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•
changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
•
changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•
the outcome of current and future tax audits, examinations or administrative appeals; and
•
limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any of these developments could adversely affect our results of operations.

Risks Related to Our Accounting Policies and Internal Controls

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

GAAP are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract costs, and the valuation of our stock-based compensation awards, including the determination of fair value of our Class A common stock, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2023. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to the IPO, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters, which could adversely affect the trading price of our Class A common stock.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2021, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 98.8% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 11.1% of our outstanding classes of common stock as a whole, but controls approximately 12.3% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 10% of the combined voting power of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

Future transfers by holders of shares of Class B common stock will generally result in those shares converting to shares of Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. Certain permitted transfers, as specified in our amended and restated certificate of incorporation, will not result in shares of Class B common stock automatically converting to shares of Class A common stock, including certain estate planning transfers as well as transfers to our founders or our founders’ estates or heirs upon death or incapacity of such founder. If, for example, Mr. Kreps (or family trusts to which he were to transfer shares of Class B common stock) retain a significant portion of his holdings of Class B common stock for an extended period of time, he (or such trusts) could, in the future, control a majority of the combined voting power of our Class A common stock and Class B common stock. As a board member, Mr. Kreps owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Kreps is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

FTSE Russell and Standard & Poor’s do not allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also, in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price, volume, and liquidity of our Class A common stock could be adversely affected.

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•
actual or anticipated fluctuations in our financial condition or results of operations;
•
variance in our financial performance from our forecasts or the expectations of securities analysts;
•
changes in our revenue mix;
•
changes in the pricing of our offering;
•
changes in our projected operating and financial results;
•
changes in laws or regulations applicable to our offering;
•
announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•
significant data breaches, disruptions to or other incidents involving our offering;
•
our involvement in litigation;

•
future sales of our Class A common stock and Class B common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•
changes in senior management or key personnel;
•
the trading volume of our Class A common stock;
•
changes in the anticipated future size and growth rate of our market; and
•
general economic and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

We have broad discretion in the use of the net proceeds to us from our IPO and may not use them effectively.

We have broad discretion in the application of the net proceeds to us from our IPO. Because of the number and variability of factors that will determine our use of the net proceeds from our IPO, our ultimate use may vary substantially from our currently intended use. Investors will need to rely on the judgment of our management with respect to the use of proceeds. Pending use, we may invest the net proceeds from our IPO in short-term, investment-grade, interest-bearing securities, such as money market funds, corporate notes and bonds, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government that may not generate a high yield for our stockholders. If we do not use the net proceeds that we received in our IPO effectively, our business, financial condition, results of operations, and prospects could be harmed, and the market price of our Class A common stock could decline.

Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our equity holders who held our capital stock prior to completion of the IPO have substantial unrecognized gains on the value of the equity they hold based upon the price at which shares were sold in the IPO, and therefore, they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

All of our directors and officers and holders of substantially all of our common stock and securities exercisable for or convertible into our common stock, are subject to lock-up agreements that restrict their ability to transfer such securities during the period ending on the opening of trading on the second trading day after we announce earnings results for the quarter ending September 30, 2021, provided that:

(A) up to 15% of the vested shares (including shares issuable upon exercise of vested options or settlement of RSUs) held by substantially all current employees (excluding current officers, directors, and contractors and consultants as well as founders and investors) were eligible for sale beginning at the commencement of trading on June 24, 2021, the first trading day on which our Class A common stock was traded on Nasdaq, which we refer to as the first release period; and

(B) up to 25% of the vested shares (including shares issuable upon exercise of vested options or settlement of RSUs and in addition to any shares that were eligible for sale pursuant to clause (A) that have not been sold) held by current employees (including officers) and current third-party contractors and consultants, directors, investors and founders (as such terms are defined in the investors’ rights agreement) and their respective affiliates, and other investors holding an aggregate of approximately 8.9 million shares may be sold beginning at the opening of trading on August 9, 2021, the second trading day after we announce earnings results for the quarter ended June 30, 2021, which we refer to as the second release period.

If not earlier released, all of our shares of Class A common stock, other than those sold in the IPO which are freely tradable, will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, as of June 30, 2021, up to 79,373,398 shares of our Class B common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 38,912,989 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and RSUs or other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to the lock-up agreements described above and compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Further, based on shares outstanding as of June 30, 2021, holders of approximately 115,913,668 shares, or 44.6% of our capital stock, will have rights, subject to some conditions and the lock-up agreements described above, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the first to occur of: (1) the last day of the year following the fifth anniversary of the IPO; (2) the last day of the first year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Class A common stock;
•
require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•
specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer, or our president (in the absence of a chief executive officer);
•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•
establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•
prohibit cumulative voting in the election of directors;
•
provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;
•
provide that vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office, even though less than a quorum, or by a sole remaining director; and

•
require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our Class A common stock would receive a premium for their shares of our Class A common stock in an acquisition.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, or any action asserting a claim for aiding and abetting such breach of fiduciary duty; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our amended and restated certificate of incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

General Risk Factors

Any future litigation against us could be costly and time-consuming to defend.

We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as intellectual property claims, including trade secret misappropriation and breaches of confidentiality terms, alleged breaches of non-competition or non-solicitation terms, or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

Our business could be disrupted by catastrophic events.

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, or terrorist attack, explosion, or pandemic could impact our business. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and are thus vulnerable to damage in an earthquake. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. Additionally, we rely on third-party cloud providers and enterprise applications, technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, and breaches of data security, all of which could have an adverse effect on our future results of operations. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities.

The following sets forth information regarding all unregistered equity securities sold during the three months ended June 30, 2021:

•
From April 1, 2021 to June 24, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-257338), we granted to certain directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 3,586,053 shares of our Class B common stock under our Amended and Restated 2014 Stock Plan, or our 2014 Plan, at exercise prices ranging from $19.95 to $22.77 per share.
•
From April 1, 2021 to June 24, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-257338), we granted to certain employees an aggregate of 4,070,219 restricted stock units to be settled in shares of Class B common stock under the 2014 Plan.
•
From April 1, 2021 to June 24, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-257338), we issued to certain directors, officers, employees, consultants, and other service providers an aggregate of 6,585,714 shares of our Class B common stock upon the exercise of options under the 2014 Plan at exercise prices ranging from $0.24 to $19.95 per share, for an aggregate purchase price of $23.2 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds.

Our Registration Statement on Form S-1, as amended (File No. 333-256693) (the “Form S-1”), for our IPO was declared effective by the SEC on June 23, 2021. The Form S-1 registered the offering and sale of 23,000,000 shares of our Class A common stock. On June 28, 2021, we closed our IPO, in which we issued 23,000,000 shares of our Class A common stock at a price to the public of $36.00 per share, for aggregate gross proceeds of $828.0 million. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the IPO terminated.

Morgan Stanley, J.P. Morgan, Goldman Sachs & Co. LLC, BofA Securities, and Citigroup acted as lead book-running managers for the IPO. Barclays, Credit Suisse, Deutsche Bank Securities, UBS Investment Bank, and Wells Fargo Securities acted as additional book-running managers. Cowen, D.A. Davidson & Co., JMP Securities, KeyBanc Capital Markets, and Piper Sandler acted as co-managers.

We incurred underwriting discounts and commissions totaling approximately $41.4 million. In addition, we incurred offering expenses of approximately $5.5 million which, when added to the underwriting discounts and commissions, amount to total expenses of approximately $46.9 million. The underwriters reimbursed us for approximately $2.1 million of the expenses in connection with our IPO. Thus, our net offering proceeds after deducting underwriting discounts and commissions and other offering costs, and taking into account the reimbursement received from the underwriters, were approximately $783.2 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates in connection with the issuance and sale of the securities registered.

There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus for the IPO dated as of June 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	S-1/A	333-256693	3.4	6-16-2021
10.1	Amended and Restated Investors’ Rights Agreement by and among Confluent, Inc. and certain holders of its capital stock, dated March 20, 2020.	S-1	333-256693	10.1	6-1-2021
10.2	Amended and Restated 2014 Stock Plan.	S-1/A	333-256693	10.2	6-16-2021
10.3	Forms of Option Agreement, Stock Option Grant Notice, Exercise Agreement, and Early Exercise Notice and Restricted Stock Purchase Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.3	6-16-2021
10.4	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.4	6-16-2021
10.5	2021 Equity Incentive Plan.	S-1/A	333-256693	10.5	6-16-2021
10.6	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.6	6-16-2021
10.7	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.7	6-16-2021
10.8	2021 Employee Stock Purchase Plan.	S-1/A	333-256693	10.8	6-16-2021
10.9	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-256693	10.9	6-1-2021
10.10	Confirmatory Offer Letter by and between the Registrant and Edward Jay Kreps, dated May 28, 2021.	S-1/A	333-256693	10.10	6-16-2021
10.11	Confirmatory Offer Letter by and between the Registrant and Steffan Tomlinson, dated June 14, 2021.	S-1/A	333-256693	10.11	6-16-2021
10.12	Confirmatory Offer Letter by and between the Registrant and Erica Schultz, dated May 28, 2021.	S-1/A	333-256693	10.12	6-16-2021
10.13	Net Lease Agreement by and between the Registrant and West Evelyn Bryant Office Partners, L.P., dated April 11, 2019.	S-1	333-256693	10.13	6-1-2021
10.14	Non-Employee Director Compensation Policy.	S-1	333-256693	10.14	6-1-2021
10.15	Amended and Restated Executive Officer Change in Control/Severance Benefit Plan and related participation agreement.	S-1	333-256693	10.15	6-1-2021
10.16	Cash Incentive Bonus Plan.	S-1	333-256693	10.16	6-1-2021
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	X

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 5, 2021

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steffan Tomlinson
Name:	Steffan Tomlinson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Ying Liu
Name:	Ying Liu
Title:	Chief Accounting Officer (Principal Accounting Officer)