Form 10-Q
period 2021-09-30
Confluent, Inc.
filed 2021-11-04
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 28, 2021, there were 69,539,035 shares of the registrant’s Class A common stock and 194,935,375 shares of the registrant's Class B common stock, each with a par value of $0.00001 per share, outstanding.

PART I. Financial Information
ITEM 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	5
Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	6
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	7
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	9
Notes to Condensed Consolidated Financial Statements	11
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	42
ITEM 4. Controls and Procedures	43
PART II. Other Information
ITEM 1. Legal Proceedings	44
ITEM 1A. Risk Factors	44
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	84
ITEM 3. Defaults Upon Senior Securities	85
ITEM 4. Mine Safety Disclosures	85
ITEM 5. Other Information	85
ITEM 6. Exhibits	86
Signatures	87

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

We also use our Twitter, LinkedIn, and Facebook accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our SEC filings, webcasts, press releases, public conference calls, and blogs published on our website. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$582,697	$36,789
Marketable securities	448,245	251,756
Accounts receivable, net of allowance	116,006	105,971
Deferred contract acquisition costs	23,120	14,403
Prepaid expenses and other current assets	37,481	18,775
Total current assets	1,207,549	427,694
Property and equipment, net	11,892	6,718
Operating lease right-of-use assets	39,705	48,273
Deferred contract acquisition costs, non-current	43,748	33,196
Other assets, non-current	6,926	10,238
Total assets	$1,309,820	$526,119
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,327	$1,646
Accrued expenses and other liabilities	66,721	33,711
Operating lease liabilities	9,819	10,492
Deferred revenue	179,696	142,901
Liability for early exercise of unvested stock options	13,238	5,049
Total current liabilities	272,801	193,799
Operating lease liabilities, non-current	33,720	40,440
Deferred revenue, non-current	22,398	16,292
Other liabilities, non-current	9,760	7,203
Total liabilities	338,679	257,734
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, par value $0.00001 per share; 0 and 115,277,850 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 115,277,850 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $575,085 as of September 30, 2021 and December 31, 2020, respectively	-	574,634

	September 30, 2021	December 31, 2020
Stockholders’ equity (deficit):
Preferred stock, par value of $0.00001 per share; 10,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, par value of $0.00001 per share; 0 and 323,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 109,447,843 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	1
Convertible founder stock, par value of $0.00001 per share; 0 and 635,818 shares authorized September 30, 2021 and December 31, 2020, respectively; 0 and 635,818 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 61,469,976 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	-
Class B common stock, par value of $0.00001 per share; 500,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 202,930,117 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	-
Additional paid-in capital	1,605,341	99,575
Accumulated other comprehensive income	212	228
Accumulated deficit	(634,415)	(406,053)
Total stockholders’ equity (deficit)	971,141	(306,249)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,309,820	$526,119

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	$92,400	$54,498	$238,908	$145,414
Services	10,170	6,999	29,028	20,839
Total revenue	102,570	61,497	267,936	166,253
Cost of revenue:
Subscription	25,489	12,373	61,538	35,121
Services	11,810	6,683	29,608	19,438
Total cost of revenue	37,299	19,056	91,146	54,559
Gross profit	65,271	42,441	176,790	111,694
Operating expenses:
Research and development	47,701	44,921	105,239	83,538
Sales and marketing	86,991	43,759	218,706	118,523
General and administrative	25,330	93,758	78,785	110,507
Total operating expenses	160,022	182,438	402,730	312,568
Operating loss	(94,751)	(139,997)	(225,940)	(200,874)
Interest income	299	1,259	1,831	3,005
Other expense, net	(530)	(153)	(1,509)	(671)
Loss before income taxes	(94,982)	(138,891)	(225,618)	(198,540)
Provision for (benefit from) income taxes	684	(750)	2,744	(468)
Net loss	$(95,666)	$(138,141)	$(228,362)	$(198,072)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(1.34)	$(1.40)	$(1.91)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	259,152,303	102,852,461	162,728,527	103,856,815

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(95,666)	$(138,141)	$(228,362)	$(198,072)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	258	(489)	(16)	513
Other comprehensive income (loss)	258	(489)	(16)	513
Total comprehensive loss	$(95,408)	$(138,630)	$(228,378)	$(197,559)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Convertible Founder Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances as of July 1, 2021	-	$-	-	$-	27,534,808	$-	232,301,398	$2	$1,542,338	$(46)	$(538,749)	$1,003,545
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	-	-	(17,146)	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	2,692	-	-	2,692
Issuance of common stock upon exercise of vested options	-	-	-	-	3,638,876	1	861,247	-	9,935	-	-	9,936
Vesting of restricted stock units	-	-	-	-	-	-	80,910	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	-	-	-	-	30,296,292	-	(30,296,292)	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	50,376	-	-	50,376
Other comprehensive income	-	-	-	-	-	-	-	-	-	258	-	258
Net loss	-	-	-	-	-	-	-	-	-	-	(95,666)	(95,666)
Balances as of September 30, 2021	-	$-	-	$-	61,469,976	$1	202,930,117	$2	$1,605,341	$212	$(634,415)	$971,141

	Three Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Convertible Founder Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balances as of July 1, 2020	107,325,608	$455,649	7,920,000	$-	101,679,224	$1	$64,423	$1,199	$(236,156)	$(170,533)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	668,060	10,000	-	-	-	-	-	-	-	-
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	673,770	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	1,565	-	-	1,565
Issuance of common stock upon exercise of vested options	-	-	-	-	4,090,845	-	4,413	-	-	4,413
Stock-based compensation	-	-	-	-	-	-	120,222	-	-	120,222
Conversion of convertible founder stock for Series E redeemable convertible preferred stock	7,284,182	109,035	(7,284,182)	-	-	-	(109,035)	-	-	(109,035)
Other comprehensive loss	-	-	-	-	-	-	-	(489)	-	(489)
Net loss	-	-	-	-	-	-	-	-	(138,141)	(138,141)
Balances as of September 30, 2020	115,277,850	$574,684	635,818	$-	106,443,839	$1	$81,588	$710	$(374,297)	$(291,998)

Confluent, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Convertible Founder Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances as of January 1, 2021	115,277,850	$574,634	635,818	$-	-	$-	109,447,843	$1	$99,575	$228	$(406,053)	$(306,249)
Conversion of redeemable convertible preferred and founder stock to common stock upon initial public offering	(115,277,850)	(574,634)	(635,818)	-	-	-	115,913,668	1	574,633	-	-	574,634
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	23,000,000	-	-	-	783,158	-	-	783,158
Issuance of common stock pursuant to charitable donation	-	-	-	-	250,000	-	-	-	13,290	-	-	13,290
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	-	-	2,434,554	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	6,874	-	-	6,874
Issuance of common stock upon exercise of vested options	-	-	-	-	5,144,713	1	8,113,155	-	29,072	-	-	29,073
Vesting of restricted stock units	-	-	-	-	-	-	96,160	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	-	-	-	-	33,075,263	-	(33,075,263)	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	98,739	-	-	98,739
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(16)	-	(16)
Net loss	-	-	-	-	-	-	-	-	-	-	(228,362)	(228,362)
Balances as of September 30, 2021	-	$-	-	$-	61,469,976	$1	202,930,117	$2	$1,605,341	$212	$(634,415)	$971,141

	Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Convertible Founder Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balances as of January 1, 2020	90,624,091	$205,784	7,920,000	$-	98,636,479	$1	$45,262	$197	$(176,225)	$(130,765)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	17,369,577	259,865	-	-	-	-	-	-	-	-
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	1,089,862	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	4,317	-	-	4,317
Issuance of common stock upon exercise of vested options	-	-	-	-	6,717,498	-	7,000	-	-	7,000
Stock-based compensation	-	-	-	-	-	-	134,044	-	-	134,044
Conversion of convertible founder stock for Series E redeemable convertible preferred stock	7,284,182	109,035	(7,284,182)	-	-	-	(109,035)	-	-	(109,035)
Other comprehensive income	-	-	-	-	-	-	-	513	-	513
Net loss	-	-	-	-	-	-	-	-	(198,072)	(198,072)
Balances as of September 30, 2020	115,277,850	$574,684	635,818	$-	106,443,839	$1	$81,588	$710	$(374,297)	$(291,998)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(228,362)	$(198,072)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,440	1,187
Net amortization of premiums or discounts on marketable securities	1,500	778
Amortization of deferred contract acquisition costs	18,322	10,253
Non-cash operating lease costs	8,566	9,045
Common stock charitable donation expense	13,290	-
Stock-based compensation, net of amounts capitalized	97,552	133,597
Deferred income taxes	1,729	(1,038)
Other	1,671	379
Changes in operating assets and liabilities:
Accounts receivable	(10,874)	(23,599)
Deferred contract acquisition costs	(37,592)	(23,475)
Prepaid expenses and other assets	(17,339)	(3,977)
Accounts payable	1,737	(105)
Accrued expenses and other liabilities	31,490	8,199
Operating lease liabilities	(8,216)	(8,493)
Deferred revenue	42,902	33,659
Net cash used in operating activities	(81,184)	(61,662)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(3,863)	(2,967)
Purchases of marketable securities	(378,912)	(283,420)
Sales of marketable securities	-	4,988
Maturities of marketable securities	180,667	106,986
Purchases of property and equipment	(2,236)	(693)
Other	12	-
Net cash used in investing activities	(204,332)	(175,106)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriting discounts and commissions	786,600	-
Proceeds from issuance of common stock upon exercise of vested options	29,126	7,000
Proceeds from issuance of common stock upon early exercise of unvested options, net of repurchases	18,567	3,331
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	259,865
Payments of deferred offering costs	(3,125)	-
Net cash provided by financing activities	831,168	270,196
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11)	18
Net increase in cash, cash equivalents, and restricted cash	545,641	33,446
Cash, cash equivalents, and restricted cash at beginning of period	37,806	19,971
Cash, cash equivalents, and restricted cash at end of period	$583,447	$53,417

	Nine Months Ended September 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown above:
Cash and cash equivalents	$582,697	$52,400
Restricted cash included in other assets, non-current	750	1,017
Total cash, cash equivalents, and restricted cash	$583,447	$53,417
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$1,741	$766
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$1,187	$447
Property and equipment included in accounts payable and accrued expenses and other liabilities	$545	$-
Vesting of early exercised stock options	$6,874	$4,317
Conversion of convertible founder stock for Series E redeemable convertible preferred stock	$-	$109,035

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$291,232	$1	$(37)	$291,196
Corporate notes and bonds	102,137	57	(26)	102,168
Commercial paper	35,836	6	-	35,842
U.S. agency obligations	15,998	-	(5)	15,993
Municipal bonds	3,045	1	-	3,046
Total marketable securities	$448,248	$65	$(68)	$448,245

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$155,401	$360	$(21)	$155,740
Commercial paper	63,503	27	(24)	63,506
U.S. agency obligations	32,520	-	(10)	32,510
Total marketable securities	$251,424	$387	$(55)	$251,756

Realized gains and losses were not material for the three and nine months ended September 30, 2021 and 2020. Marketable securities in an unrealized loss position had a fair value of $329.7 million and an immaterial amount of unrealized losses as of September 30, 2021, and a fair value of $91.5 million and an immaterial amount of unrealized losses as of December 31, 2020. No marketable securities were in a continuous unrealized loss position for more than twelve months as of September 30, 2021 and December 31, 2020.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$283,418	$283,452	$180,320	$180,520
Due after one year through five years	164,830	164,793	71,104	71,236
Total	$448,248	$448,245	$251,424	$251,756

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Total
Cash equivalents:
U.S. treasury securities	$-	$181,994	$181,994
Money market funds	109,578	-	109,578
Marketable securities:
U.S. treasury securities	-	291,196	291,196
Corporate notes and bonds	-	102,168	102,168
Commercial paper	-	35,842	35,842
U.S. agency obligations	-	15,993	15,993
Municipal bonds	-	3,046	3,046
Total	$109,578	$630,239	$739,817

	December 31, 2020
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$12,409	$-	$12,409
Marketable securities:
Corporate notes and bonds	-	155,740	155,740
Commercial paper	-	63,506	63,506
U.S. agency obligations	-	32,510	32,510
Total	$12,409	$251,756	$264,165

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and municipal bonds within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial assets between valuation levels during the three and nine months ended September 30, 2021 and 2020.

5. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	September 30, 2021	December 31, 2020
Computers and equipment	$4,264	$2,640
Furniture and fixtures	1,312	1,360
Purchased software	26	26
Leasehold improvements	429	136
Internal-use software	6,838	4,016
Construction in progress	3,410	1,183
Property and equipment, at cost	$16,279	$9,361
Less: Accumulated depreciation and amortization	(4,387)	(2,643)
Property and equipment, net	$11,892	$6,718

Depreciation and amortization expense was $0.9 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $2.4 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and benefits	$14,211	$4,240
Accrued expenses	13,119	7,225
Employee contributions under employee stock purchase plan	9,882	-
Accrued commissions	9,486	10,189
Accrued payroll taxes	8,052	6,756
Other liabilities	11,971	5,301
Total accrued expenses and other liabilities	$66,721	$33,711

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

In 2019, the Company issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of September 30, 2021 and December 31, 2020.

In addition, the Company subleases certain floors of its unoccupied office space expiring at various dates through 2022. Sublease income is recorded as a reduction of lease expense. Sublease income was not material for the three months ended September 30, 2021 and 2020, and $2.2 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Purchase Obligations

As of September 30, 2021, there were no material changes to the Company’s purchase obligations since December 31, 2020.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. For the three and nine months ended September 30, 2021 and 2020, the Company is not aware of any matters that would individually or taken together have a material adverse effect on its results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has not, as of September 30, 2021 and December 31, 2020, incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three and nine months ended September 30, 2021 and 2020 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of September 30, 2021 and December 31, 2020, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

7. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Geographic markets:
United States	$66,264	65%	$41,572	68%	$172,354	64%	$111,982	67%
International	36,306	35%	19,925	32%	95,582	36%	54,271	33%
Total revenue	$102,570	100%	$61,497	100%	$267,936	100%	$166,253	100%
Subscriptions and services:
Confluent Platform - License	$17,872	17%	$13,205	21%	$47,384	18%	$33,385	20%
Confluent Platform - PCS(1)	47,720	47%	33,526	55%	131,128	48%	91,490	55%
Confluent Cloud	26,808	26%	7,767	13%	60,396	23%	20,539	12%
Subscription	92,400	90%	54,498	89%	238,908	89%	145,414	87%
Services	10,170	10%	6,999	11%	29,028	11%	20,839	13%
Total revenue	$102,570	100%	$61,497	100%	$267,936	100%	$166,253	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of September 30, 2021, the Company’s RPO is $385.0 million, approximately 67% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months.

Deferred Revenue

Deferred revenue, including current and non-current balances as of September 30, 2021 and December 31, 2020 was $202.1 million and $159.2 million, respectively. For the nine months ended September 30, 2021 and 2020, revenue recognized from deferred revenue at the beginning of the year was $118.4 million and $73.4 million, respectively.

Accounts Receivable

Accounts receivable on the condensed consolidated balance sheets consists of trade accounts receivable and unbilled receivables, net of an allowance for doubtful accounts due to collection risk related to these receivables. The Company’s allowance for doubtful accounts was not material as of September 30, 2021 and December 31, 2020.

Unbilled receivables represent revenue recognized in excess of invoiced amounts for the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer, such that only the passage of time is required before payment of consideration is due. The unbilled receivables balance was $26.6 million and $17.6 million as of September 30, 2021 and December 31, 2020, respectively.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$47,599	$25,499
Capitalization of contract acquisition costs	37,591	23,475
Amortization of deferred contract acquisition costs	(18,322)	(10,253)
Ending balance	$66,868	$38,721

8. Redeemable Convertible Preferred Stock

Immediately prior to the closing of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 115,277,850, were automatically converted into an equal number of shares of Class B common stock and their carrying value of $574.6 million was reclassified into stockholders’ equity. As of September 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

9. Stockholders’ Equity (Deficit)

Preferred Stock

In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, converting, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.00001 per share and are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.

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

Immediately prior to the closing of the IPO, all shares of the Company’s convertible founder stock outstanding, totaling 635,818, were automatically converted into an equal number of shares of Class B common stock. As of September 30, 2021, there were no shares of convertible founder stock issued and outstanding.

In June 2021, the Company donated 250,000 shares of its Class A common stock to its charitable foundation, Confluent.org. The Company recognized charitable donation expense of $13.3 million to general and administrative expense based on the closing price of its Class A common stock on the date of donation.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	September 30, 2021	December 31, 2020
Redeemable convertible preferred stock	-	115,277,850
Convertible founder stock	-	635,818
2014 Stock Plan:
Options outstanding	70,012,510	71,213,150
Restricted stock units outstanding	3,943,814	-
Remaining shares available for future issuance under the 2014 Plan	-	4,722,481
2021 Equity Incentive Plan:
Options outstanding	22,500	-
Restricted stock units outstanding	2,053,730	-
Remaining shares available for future issuance under the 2021 Plan	32,527,371	-
2021 Employee Stock Purchase Plan	5,162,575	-
Total	113,722,500	191,849,299

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

Except for the initial offering period, the 2021 ESPP provides for 12-month offering periods beginning February 16 and August 16 of each year, and each offering period will consist of two six-month purchase periods. The initial offering period began on June 24, 2021 and will end on August 15, 2022. The initial offering consists of two purchase periods, with the first purchase period ending on February 15, 2022 and the second purchase period ending on August 15, 2022. The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the lesser of (1) the fair market value of the Company’s stock on the offering date or (2) the fair market value of the Company’s stock on the purchase date.

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2021	4,722,481	71,213,150	$3.39	8.26	$677,503
Increase in authorized shares	16,000,000	-	$-
Stock options granted	(13,603,242)	13,603,242	$15.18
Stock options exercised	-	(4,042,079)	$3.38
Stock options forfeited	1,149,971	(1,149,971)	$3.34
Repurchases of unvested common stock	38,400	-	$-
RSUs granted	(14,000)	-	$-
Balance as of March 31, 2021	8,293,610	79,624,342	$5.40	8.35	$1,158,361
Increase in authorized shares	32,412,876	-	$-
Stock options granted	(3,586,053)	3,586,053	$20.69
Stock options exercised	-	(7,284,453)	$3.33
Stock options forfeited	602,577	(602,577)	$4.97
Repurchases of unvested common stock	78,687	-	$-
RSUs granted	(4,070,219)	-	$-
RSUs forfeited	18,936	-	$-
Balance as of June 30, 2021	33,750,414	75,323,365	$6.33	8.18	$3,101,256
Stock options granted	(22,500)	22,500	$56.14
Stock options exercised	-	(4,523,689)	$2.24
Stock options forfeited	787,166	(787,166)	$6.13

Repurchases of unvested common stock	40,712	-	$-
RSUs granted	(2,067,031)	-	$-
RSUs forfeited	38,610	-	$-
Balance as of September 30, 2021	32,527,371	70,035,010	$6.61	8.00	$3,714,731
Vested as of September 30, 2021		24,435,415	$2.90	6.83	$1,386,694
Vested and expected to vest as of September 30, 2021		70,035,010	$6.61	8.00	$3,714,731

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $433.4 million and $45.0 million for the nine months ended September 30, 2021 and 2020, respectively. The weighted-average grant-date fair value per share of options granted during the nine months ended September 30, 2021 and 2020 was $12.43 and $3.58, respectively.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of September 30, 2021 and December 31, 2020, there were 2,831,202 and 2,338,945 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities until the options vest, at which point they are reclassified to equity. As of September 30, 2021 and December 31, 2020, the liabilities for early exercised options subject to repurchase were $18.8 million and $6.9 million, respectively, which were recorded as liability for early exercise of unvested stock options and other liabilities, non-current on the condensed consolidated balance sheets.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

Performance-Based Options

As of September 30, 2021 and December 31, 2020, the Company had granted 2,875,255 options with both a service-based vesting condition and a performance-based vesting condition. The performance-based vesting condition was not deemed probable until consummated, and therefore, stock-based compensation related to these options remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $3.8 million to general and administrative expense using the accelerated attribution method for the portion of the awards for which the service-based vesting condition has been fully or partially satisfied.

RSUs

During the nine months ended September 30, 2021, the Company began granting RSUs to its employees. RSUs granted prior to the IPO had both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service for four years, during which time the grants will vest either quarterly or with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the sale of the Company’s common stock in a firm commitment underwritten public offering. The performance-based vesting condition was not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $6.8 million using the accelerated attribution method for the portion of the awards for which the service-based vesting condition has been fully or partially satisfied.

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balances as of January 1, 2021	-	$-
RSUs granted	14,000	$19.36
RSUs vested	-	$-
RSUs forfeited	-	$-
Unvested balances as of March 31, 2021	14,000	$19.36
RSUs granted	4,070,219	$28.90
RSUs vested	(15,250)	$19.94
RSUs forfeited	(18,936)	$21.76
Unvested balances as of June 30, 2021	4,050,033	$28.93
RSUs granted	2,067,031	$56.14
RSUs vested	(80,910)	$29.46
RSUs forfeited	(38,610)	$38.65
Unvested balances as of September 30, 2021	5,997,544	$38.24

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

Fair Value of Common Stock: Prior to the completion of the IPO, the board of directors had determined the fair value of common stock by considering a number of objective and subjective factors, including but not limited to contemporaneous independent third-party valuations of the Company’s common stock, market performance of comparable publicly traded companies, sales of the Company’s redeemable convertible preferred stock and common stock to unrelated third parties, operating and financial performance, the lack of marketability of the Company’s common stock, general and industry-specific economic outlook, and the likelihood of achieving a liquidity event, such as an initial public offering, a merger, or acquisition of the Company given prevailing market conditions. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.08	6.07	6.17	6.14
Expected volatility	60.4%	70.0%	66.3%	69.4%
Risk-free interest rate	0.9%	0.3%	1.1%	0.4%
Expected dividend yield	0%	0%	0%	0%

The fair value of employee stock purchase rights for the initial offering period under the 2021 ESPP was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended September 30, 2021
Expected term (in years)	0.63 - 1.12
Expected volatility	54.6% - 56.7%
Risk-free interest rate	0.1%
Expected dividend yield	0%

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue - subscription	$3,945	$883	$7,092	$1,869
Cost of revenue - services	1,790	671	3,389	1,333
Research and development	16,310	26,522	28,753	30,818
Sales and marketing	18,516	6,379	34,647	11,487
General and administrative	9,122	85,619	23,671	88,090
Stock-based compensation, net of amounts capitalized	$49,683	$120,074	$97,552	$133,597
Capitalized stock-based compensation	693	148	1,187	447
Total stock-based compensation	$50,376	$120,222	$98,739	$134,044

As of September 30, 2021, there was $497.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.3 years.

Tender Offer

In July 2020, the Company facilitated a tender offer whereby certain investors purchased shares of the Company’s convertible founder stock and common stock from certain stockholders. As a result, certain directors, employees, and non-employees of the Company sold an aggregate of 7,284,182 shares of the Company’s convertible founder stock and 1,883,233 shares of the Company’s common stock to entities affiliated with new and existing investors at a purchase price of $14.9687 per share for an aggregate purchase price of $137.2 million. Upon the sale of the Company’s stock, 7,284,182 shares of convertible founder stock were converted into shares of Series E redeemable convertible preferred stock. The purchase price in this tender offer transaction was in excess of the fair value of such shares at the time of the transaction. As a result, during the three months ended September 30, 2020, the Company recorded the excess of the purchase price over fair value of $76.3 million as stock-based compensation expense.

Secondary Sales

In September 2020, a director of the Company sold an aggregate of 2,632,747 shares of the Company’s common stock to entities affiliated with an existing investor at a purchase price of $14.9687 per share for an aggregate purchase price of $39.4 million. Also in September 2020, a director and an employee of the Company sold an aggregate of 2,142,900 shares of the Company’s common stock to entities affiliated with a new investor at a purchase price of $14.00 per share for an aggregate purchase price of $30.0 million. The purchase prices in both of these secondary transactions were in excess of the fair value of such shares. As a result, during the three months ended September 30, 2020, the Company recorded the excess of the purchase price over fair value of $35.6 million as stock-based compensation expense.

10. Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date loss or income for includable jurisdictions before income taxes from recurring operations and adjusting for discrete tax items arising in that interim period.

The Company’s provision for (benefit from) income taxes was $0.7 million and $(0.8) million for the three months ended September 30, 2021 and 2020, respectively, and $2.7 million and $(0.5) million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s provision for income taxes for the three and nine months ended September 30, 2021 was primarily driven by a valuation allowance on U.S. and U.K. deferred tax assets, and foreign and state taxes. The Company’s benefit from income taxes for the three and nine months ended September 30, 2020 was primarily driven by a valuation allowance on U.S. deferred tax assets, a stock compensation windfall, and foreign and state taxes.

As of September 30, 2021, gross unrecognized tax benefits were $4.6 million, which would not affect the Company’s effective tax rate if recognized. The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months, although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. There were no interest and penalties associated with unrecognized income tax benefits for any period presented.

11. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(15,033)	$(80,633)	$-	$(138,141)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,722,046	218,430,257	-	102,852,461
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.37)	$-	$(1.34)

	Nine Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(19,748)	$(208,614)	$-	$(198,072)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	14,072,328	148,656,199	-	103,856,815
Net loss per share attributable to common stockholders, basic and diluted	$(1.40)	$(1.40)	$-	$(1.91)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been anti-dilutive:

	September 30, 2021	September 30, 2020
Redeemable convertible preferred stock	-	115,277,850
Stock options	70,035,010	71,308,295
Unvested early exercised stock options	2,831,202	2,991,333
RSUs	5,997,544	-
ESPP	1,347,598	-
Total	80,211,354	189,577,478

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

Confluent Platform customers receive access to our proprietary features and various tiers of customer support. Our Confluent Platform subscriptions primarily have one-year terms and are generally billed annually in advance. Confluent Cloud customers may purchase subscriptions either without a minimum commitment contract on a month-to-month basis, which we refer to as pay-as-you-go, or under a usage-based minimum commitment contract of at least one year in duration, in which customers commit to a fixed minimum monetary amount at specified per-usage rates. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based minimum commitments are billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. As a result, our revenue may fluctuate from period to period due to varying patterns of customer consumption.

We are focused on the acquisition of new customers and expanding within our current customers. Our go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert online to become paying customers either on a pay-as-you-go model or with a minimum commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had 3,020 customers and 1,730 customers as of September 30, 2021 and September 30, 2020, respectively, representing year-over-year growth of 75%. We have experienced significant growth, with revenue increasing from $61.5 million and $166.3 million for the three and nine months ended September 30, 2020, respectively, to $102.6 million and $267.9 million for the three and nine months ended September 30, 2021, respectively, representing year-over-year growth of 67% and 61%, respectively.

Impact of COVID-19

The ongoing COVID-19 pandemic has caused general business disruption worldwide. The full extent to which the COVID-19 pandemic, including any new variants, will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on certain developments, including the duration and spread of the pandemic, related public health measures, how national, state, and local governments continue to respond, rate of COVID-19 vaccinations, emergence of new variant strains of the virus and their resistance to vaccines, and the pandemic’s impact on the global economy generally and our customers specifically, all of which remain highly uncertain and cannot be accurately predicted.

Although our results of operations, cash flows, and financial condition were not materially impacted by the COVID-19 pandemic in the three months ended September 30, 2021, we have experienced, and may continue to experience in future periods, a modest adverse impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, including delays in delivery of professional services and education services to customers and a lengthening in the sales cycle for some prospective customers. If our customers or partners experience new or continued downturns or uncertainty in their own business operations or revenue resulting from the ongoing COVID-19 pandemic, they may decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue, dollar-based net retention rate (“NRR”), and cash receipts for us.

Despite the adverse impacts described above, the pandemic has caused more of our existing and potential customers to accelerate their digital transformation efforts. As a result, we believe the value of our offering is becoming even more evident, which may result in a positive impact on our business over the long term. In addition, during the nine months ended September 30, 2021, we saw slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer, partner, and employee events. While slower growth in operating expenses had a short-term benefit to our results of operations for the nine months ended September 30, 2021, we do not yet have visibility into the full impact this will have on our business.

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

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer customers a free cloud trial and a pay-as-you-go arrangement to encourage adoption and usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our subscription revenue to increase over time. Our Confluent Cloud revenue increased from $7.8 million and $20.5 million in the three and nine months ended September 30, 2020, respectively, to $26.8 million and $60.4 million in the three and nine months ended September 30, 2021, respectively, representing year-over-year growth of 245% and 194%, respectively.

Growing Our Customer Base and Extending Our Global Reach

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and created more self-serve opportunities, we have significantly broadened our reach of customers and are able to attract a greater array of customers. This is evidenced by our significant increase in customer count in recent years, driven by Confluent Cloud customers. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, the impact of marketing efforts to enhance our brand, and competitive dynamics in our target markets. We had 3,020 customers and 1,730 customers as of September 30, 2021 and September 30, 2020, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers. During the three and nine months ended September 30, 2021, 35% and 36% of our total revenue came from outside of the United States, respectively.

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

Remaining Performance Obligations (“RPO”)

RPO represents the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO excludes pay-as-you-go arrangements.

RPO as a metric is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. RPO may also fluctuate due to a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amount of customer contracts. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. Our RPO was $385.0 million and $220.2 million as of September 30, 2021 and 2020, respectively.

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as the subscription revenue we would contractually expect to receive from customers over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes services and pay-as-you-go arrangements. Similar to RPO, ARR as a metric is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 664 and 449 customers with $100,000 or greater in ARR as of September 30, 2021 and 2020, respectively.

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, which includes any growth in the value of subscriptions and is net of contraction or attrition over the prior 12 months. Services and pay-as-you-go arrangements are excluded from the calculation of ARR. We then divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our subscriptions that expand, renew, contract, or attrit, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was over 130% as of September 30, 2021, demonstrating our ability to expand within existing customers.

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. The majority of our revenue from Confluent Cloud in the three and nine months ended September 30, 2021 and 2020 was based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. A smaller portion of revenue from Confluent Cloud in the three and nine months ended September 30, 2021 and 2020 was derived from contracts that are not usage-based, with revenue from these contracts recognized ratably over the non-cancelable term of the subscription for such contracts, generally beginning on the date that the service is made available to the customer. Our subscriptions primarily have one-year terms, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

Services Revenue. Services revenue consists of revenue from professional services and education services, which are generally sold on a time-and-materials basis. Revenue for professional services and education services is recognized as these services are delivered.

We expect our total revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the rate of customer renewals and expansions, fluctuations in customer consumption of our usage-based offering, delivery of professional services, ramp time and productivity of our salesforce, the impact of significant transactions, and seasonality.

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with customer support and maintenance, third-party cloud infrastructure costs, amortization of internal-use software, and allocated overhead. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases.

Cost of Services Revenue. Cost of services revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with our professional services and education services, travel-related costs, and allocated overhead. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.

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

Research and Development. Research and development expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, net of capitalized amounts, third-party cloud infrastructure expenses incurred in developing our platform, contractor and professional services fees, software and subscription services dedicated for use by our research and development organization, and allocated overhead. We expect our research and development expenses will continue to increase in absolute dollars as our business grows and we continue to invest in our offering.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, and stock-based compensation, amortization of deferred contract acquisition costs, which consist of sales commissions and the associated payroll taxes, costs related to marketing programs, travel-related costs, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time and continue to be our largest operating expense for the foreseeable future as we expand our sales force, increase our marketing resources, and expand into new markets.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation for administrative functions including finance, legal, and human resources, professional fees, software and subscription services dedicated for use by our general and administrative functions, and allocated overhead.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription	$92,400	$54,498	$238,908	$145,414
Services	10,170	6,999	29,028	20,839
Total revenue	102,570	61,497	267,936	166,253
Cost of revenue:
Subscription(1)(2)	25,489	12,373	61,538	35,121
Services(1)(2)	11,810	6,683	29,608	19,438
Total cost of revenue	37,299	19,056	91,146	54,559
Gross profit	65,271	42,441	176,790	111,694
Operating expenses:
Research and development(1)(2)	47,701	44,921	105,239	83,538
Sales and marketing(1)(2)	86,991	43,759	218,706	118,523
General and administrative(1)(2)	25,330	93,758	78,785	110,507
Total operating expenses	160,022	182,438	402,730	312,568
Operating loss	(94,751)	(139,997)	(225,940)	(200,874)
Interest income	299	1,259	1,831	3,005
Other expense, net	(530)	(153)	(1,509)	(671)
Loss before income taxes	(94,982)	(138,891)	(225,618)	(198,540)
Provision for (benefit from) income taxes	684	(750)	2,744	(468)
Net loss	$(95,666)	$(138,141)	$(228,362)	$(198,072)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
	(in thousands)
Cost of revenue - subscription	$3,945	$883		$7,092	$1,869
Cost of revenue - services	1,790	671		3,389	1,333
Research and development	16,310	26,522		28,753	30,818
Sales and marketing	18,516	6,379		34,647	11,487
General and administrative	9,122	85,619		23,671	88,090
Total stock-based compensation expense	$49,683	$120,074	*	$97,552	$133,597	*

* In connection with a tender offer and secondary sales of our common stock and convertible founder stock, stock-based compensation for the three and nine months ended September 30, 2020 included $111.9 million of expense related to the amount paid in excess of the estimated fair value of common stock as of the date of the transactions. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(2) Includes employer taxes on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue - subscription	$117	$8	$155	$9
Cost of revenue - services	49	16	337	16
Research and development	601	45	999	54
Sales and marketing	1,236	35	1,949	57
General and administrative	436	92	697	141
Total employer taxes on employee stock transactions	$2,439	$196	$4,137	$277

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	90%	89%	89%	87%
Services	10	11	11	13
Total revenue	100	100	100	100
Cost of revenue:
Subscription	24	20	23	21
Services	12	11	11	12
Total cost of revenue	36	31	34	33
Gross profit	64	69	66	67
Operating expenses:
Research and development	47	73	39	50
Sales and marketing	85	71	82	71
General and administrative	25	152	29	66
Total operating expenses	157	296	150	187
Operating loss	(93)	(227)	(84)	(120)
Interest income	0	1	0	1
Other expense, net	0	0	0	0
Loss before income taxes	(93)	(226)	(84)	(119)
Provision for (benefit from) income taxes	0	(1)	1	0
Net loss	(93)%	(225)%	(85)%	(119)%

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Subscription	$92,400	$54,498	$37,902	70%
Services	10,170	6,999	3,171	45%
Total revenue	$102,570	$61,497	$41,073	67%

Subscription revenue increased by $37.9 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the reporting date. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 130% as of September 30, 2021. We had 664 customers with $100,000 or greater in ARR as of September 30, 2021, increasing from 449 as of September 30, 2020. Confluent Platform and Confluent Cloud contributed 71% and 29% of our subscription revenue during the three months ended September 30, 2021, respectively, compared to 86% and 14% during the three months ended September 30, 2020, respectively.

Services revenue increased by $3.2 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This was primarily due to an increase in delivery of professional services as we expanded our professional services organization to help our customers further realize the benefits of our offering.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$25,489	$12,373	$13,116	106%
Services	11,810	6,683	5,127	77%
Total cost of revenue	$37,299	$19,056	$18,243	96%
Gross profit	$65,271	$42,441	$22,830	54%

	Three Months Ended September 30,
	2021	2020
Gross margin
Subscription	72%	77%
Services	(16)%	5%
Total gross margin	64%	69%

Cost of subscription revenue increased by $13.1 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $4.9 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs, an increase of $4.0 million in third-party cloud infrastructure costs, and an increase of $3.1 million in stock-based compensation expense primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective in connection with our IPO.

Cost of services revenue increased by $5.1 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $2.9 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs, an increase of $1.1 million in stock-based compensation expense, and an increase of $0.7 million in consulting services. The increase in stock-based compensation expense was primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP.

Our subscription gross margin decreased primarily due to higher stock-based compensation expense, higher personnel-related costs, and the change in our revenue mix, partially offset by economies of scale resulting from increased efficiency and optimization of our infrastructure. Our services gross margin decreased primarily due to higher stock-based compensation expense and higher personnel-related costs, partially offset by an increase in deliveries.

Research and Development

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$47,701	$44,921	$2,780	6%
Percentage of revenue	47%	73%

Research and development expenses increased by $2.8 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $11.0 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs, and an increase of $1.0 million in third-party cloud infrastructure expenses incurred in developing our platform.

These increases in research and development expenses were offset by an overall decrease of $10.2 million in stock-based compensation expense, net of amounts capitalized, due to $23.9 million of stock-based compensation expense related to a tender offer and secondary sales of our common and convertible founder stock that occurred during the three months ended September 30, 2020, partially offset by increases in stock-based compensation expense due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP. In the tender offer and secondary sale transactions, we facilitated sales by directors, employees, and non-employees to existing and new investors at a per share purchase price in excess of estimated fair value. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$86,991	$43,759	$43,232	99%
Percentage of revenue	85%	71%

Sales and marketing expenses increased by $43.2 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $22.2 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs, and an increase of $12.1 million in stock-based compensation expense. The increase in stock-based compensation expense was primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP, partially offset by $3.5 million related to the tender offer of our common and convertible founder stock that occurred during the three months ended September 30, 2020 described under “—Research and Development.” The increase in sales and marketing expenses was also due to an increase of $3.3 million in advertising costs and marketing programs and an increase of $2.6 million of amortization of deferred contract acquisition costs.

General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$25,330	$93,758	$(68,428)	(73)%
Percentage of revenue	25%	152%

General and administrative expenses decreased by $68.4 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily due to an overall decrease of $76.5 million in stock-based compensation expense as a result of $83.9 million of stock-based compensation expense related to the tender offer and secondary sales that occurred during the three months ended September 30, 2020 described under “—Research and Development,” partially offset by increases in stock-based compensation expense due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP. The decrease in general and administrative expenses was also partially offset by an increase of $6.0 million in personnel-related costs and allocated overhead costs due to increased headcount, and an increase of $0.9 million in professional services fees.

Interest Income

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Interest income	$299	$1,259	$(960)	(76)%

Interest income decreased by $1.0 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to lower returns on marketable securities.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other expense, net	$(530)	$(153)	$(377)	246%

The change in other expense, net during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was not material.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Loss before income taxes	$(94,982)	$(138,891)	$43,909	32%
Provision for (benefit from) income taxes	684	(750)	1,434	191%
Effective tax rate	(0.7)%	0.5%

We maintain a full valuation allowance on our U.S. deferred tax assets, and in 2021, we recorded a full valuation allowance on our U.K. deferred tax assets. The significant components of our recorded tax expense are current cash taxes in various jurisdictions, which are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate might fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than forecasted in countries that have lower statutory rates and higher than forecasted in countries that have higher statutory rates.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Subscription	$238,908	$145,414	$93,494	64%
Services	29,028	20,839	8,189	39%
Total revenue	$267,936	$166,253	$101,683	61%

Subscription revenue increased by $93.5 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the year-to-date reporting period. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 130% as of September 30, 2021. We had 664 customers with $100,000 or greater in ARR as of September 30, 2021, increasing from 449 as of September 30, 2020. Confluent Platform and Confluent Cloud contributed 75% and 25% of our subscription revenue during the nine months ended September 30, 2021, respectively, compared to 86% and 14% during the nine months ended September 30, 2020, respectively.

Services revenue increased by $8.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This was primarily due to an increase in delivery of professional services as we expanded our professional services organization to help our customers further realize the benefits of our offering.

Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$61,538	$35,121	$26,417	75%
Services	29,608	19,438	10,170	52%
Total cost of revenue	$91,146	$54,559	$36,587	67%
Gross profit	$176,790	$111,694	$65,096	58%

	Nine Months Ended September 30,
	2021	2020
Gross margin
Subscription	74%	76%
Services	(2)%	7%
Total gross margin	66%	67%

Cost of subscription revenue increased by $26.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $9.9 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs, an increase of $8.0 million in third-party cloud infrastructure costs, and an increase of $5.2 million in stock-based compensation expense. The increase in stock-based compensation expense was primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP, which became effective in connection with our IPO.

Cost of services revenue increased by $10.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $5.5 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs, an increase of $2.5 million in consulting services, and an increase of $2.1 million in stock-based compensation expense. The increase in stock-based compensation expense was primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP.

Our subscription gross margin decreased primarily due to higher stock-based compensation expense, higher personnel-related costs, and the change in our revenue mix, partially offset by economies of scale resulting from increased efficiency and optimization of our infrastructure. Our services gross margin decreased primarily due to higher stock-based compensation expense and higher personnel-related costs, partially offset by an increase in deliveries.

Research and Development

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$105,239	$83,538	$21,701	26%
Percentage of revenue	39%	50%

Research and development expenses increased by $21.7 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $19.5 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs, and an increase of $2.1 million of third-party cloud infrastructure expenses incurred in developing our platform.

These increases in research and development expenses were offset by an overall decrease of $2.1 million in stock-based compensation expense, net of amounts capitalized, due to $23.9 million of stock-based compensation expense related to a tender offer and a secondary sale of our common and convertible founder stock that occurred during the nine months ended September 30, 2020, partially offset by increases in stock-based compensation expense due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP. In the tender offer and secondary sales transactions, we facilitated sales by directors, employees, and non-employees to existing and new investors at a per share purchase price in excess of estimated fair value. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$218,706	$118,523	$100,183	85%
Percentage of revenue	82%	71%

Sales and marketing expenses increased by $100.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to increased headcount, contributing to an increase of $53.8 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs, and an increase of $23.2 million in stock-based compensation expense. The increase in stock-based compensation expense was primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP, partially offset by $3.5 million of stock-based compensation expense related to the tender offer that occurred during the nine months ended September 30, 2020 described under “—Research and Development.” The increase in sales and marketing expenses was also due to an increase of $9.3 million in advertising costs and marketing programs, and an increase of $8.1 million of amortization of deferred contract acquisition costs.

General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$78,785	$110,507	$(31,722)	(29)%
Percentage of revenue	29%	66%

General and administrative expenses decreased by $31.7 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was primarily due to an overall decrease of $64.4 million of stock-based compensation expense as a result of $83.9 million of stock-based compensation expense related to the tender offer and secondary sales that occurred during the nine months ended September 30, 2020 described under “—Research and Development,” partially offset by increases in stock-based compensation expense due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP, as well as $3.8 million of stock-based compensation expense related to performance-based options, for which the performance-based vesting condition was satisfied upon the effectiveness of the IPO. The decrease in general and administrative expenses was partially offset by an increase of $14.0 million in personnel-related costs and allocated overhead costs due to increased headcount, an increase of $13.3 million associated with the charitable donation of our Class A common stock upon the consummation of the IPO, and an increase of $2.7 million in professional services fees.

Interest Income

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Interest income	$1,831	$3,005	$(1,174)	(39)%

Interest income decreased by $1.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to lower returns on marketable securities.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other expense, net	$(1,509)	$(671)	$(838)	125%

The change in other expense, net during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was not material.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Loss before income taxes	$(225,618)	$(198,540)	$(27,078)	(14)%
Provision for (benefit from) income taxes	$2,744	$(468)	$3,212	686%
Effective tax rate	(1.2)%	0.2%

We maintain a full valuation allowance on our U.S. deferred tax assets, and in 2021, we recorded a full valuation allowance on our U.K. deferred tax assets. The significant components of our recorded tax expense are current cash taxes in various jurisdictions, which are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate might fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than forecasted in countries that have lower statutory rates and higher than forecasted in countries that have higher statutory rates.

Liquidity and Capital Resources

To date, we have financed our operations principally through proceeds from sales of our equity securities and payments received from our customers. In June 2021, we completed our IPO, which resulted in proceeds of $786.6 million, net of underwriting discounts and commissions.

As of September 30, 2021, we had cash, cash equivalents, and marketable securities totaling $1,030.9 million. Our cash and cash equivalents primarily consist of bank deposits, U.S. treasury securities, and money market funds. Our marketable securities consist of corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and municipal bonds. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months.

We have generated significant operating losses and negative cash flows from operations. As of September 30, 2021, we had an accumulated deficit of $634.4 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(81,184)	$(61,662)
Net cash used in investing activities	$(204,332)	$(175,106)
Net cash provided by financing activities	$831,168	$270,196

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

Cash used in operating activities of $81.2 million for the nine months ended September 30, 2021 primarily consisted of our net loss of $228.4 million, adjusted for non-cash charges of $145.1 million, and net cash inflows of $2.1 million from changes in our operating assets and liabilities. Our non-cash charges included $97.6 million of stock-based compensation expense, net of amounts capitalized, $18.3 million of amortization of deferred contract acquisition costs, $13.3 million of Class A common stock charitable donation expense, and $8.6 million of non-cash operating lease costs. The main drivers of the changes in operating assets and liabilities were a $42.9 million increase in deferred revenue corresponding with our increased sales, and a $31.5 million increase in accrued expenses and other liabilities due to timing of payments, increased headcount, growth in our business, and employee contributions under the 2021 ESPP, partially offset by a $37.6 million increase in deferred contract acquisition costs due to our increased sales, a $17.3 million increase in prepaid expenses and other assets primarily driven by prepaid third-party cloud infrastructure costs and prepaid insurance as a result of becoming a public company, a $10.9 million increase in accounts receivable due to overall growth of our sales and our expanding customer base, and an $8.2 million decrease in operating lease liabilities due to lease payments.

Cash used in operating activities of $61.7 million for the nine months ended September 30, 2020 primarily consisted of our net loss of $198.1 million, adjusted for non-cash charges of $154.2 million, and net cash outflows of $17.8 million from changes in our operating assets and liabilities. Our non-cash charges included $133.6 million of stock-based compensation expense, net of amounts capitalized, $10.3 million of amortization of deferred contract acquisition costs, and $9.0 million of non-cash operating lease costs. The main drivers of the changes in operating assets and liabilities were a $23.6 million increase in accounts receivable due to overall growth of our sales and our expanding customer base, a $23.5 million increase in deferred contract acquisition costs due to our increased sales, and an $8.5 million decrease in operating lease liabilities due to lease payments, partially offset by a $33.7 million increase in deferred revenue corresponding with our increased sales and an $8.2 million increase in accrued expenses and other liabilities due to increased headcount and growth in our business.

Cash Flows from Investing Activities

Cash used in investing activities of $204.3 million for the nine months ended September 30, 2021 was primarily due to net purchases and maturities of marketable securities totaling $198.2 million, capitalized internal-use software development costs of $3.9 million, and purchases of property and equipment of $2.2 million.

Cash used in investing activities of $175.1 million for the nine months ended September 30, 2020 was primarily due to net purchases, sales, and maturities of marketable securities totaling $171.4 million and capitalized internal-use software development costs of $3.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $831.2 million for the nine months ended September 30, 2021 was due to $786.6 million in proceeds from our IPO, net of underwriting discounts and commissions, and $47.7 million in proceeds from the issuance of common stock upon exercises of stock options, net of repurchases, partially offset by $3.1 million of payments of deferred offering costs.

Cash provided by financing activities of $270.2 million for the nine months ended September 30, 2020 was due to $259.9 million in proceeds from the issuance of our Series E redeemable convertible preferred stock, net of issuance costs, and $10.3 million in proceeds from the issuance of common stock upon exercises of stock options, net of repurchases.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business in our contractual obligations and commitments for the nine months ended September 30, 2021 from the contractual obligations and commitments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.

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

Interest Rate Risk

As of September 30, 2021, we had $1,030.9 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and municipal bonds. In addition, we had $0.8 million of restricted cash as of September 30, 2021 in support of letters of credit in connection with non-cancelable operating lease agreements for our office spaces. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of September 30, 2021.

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

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

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
•
Health epidemics, including the COVID-19 pandemic, and responses to such epidemics, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.
•
We derive substantially all of our revenue from our platform for data in motion. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.
•
We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption, our growth, business, results of operations, and financial condition could be harmed.
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

Our revenue was $65.2 million, $149.8 million, and $236.6 million for the years ended December 31, 2018, 2019, and 2020, respectively, and $166.3 million and $267.9 million for the nine months ended September 30, 2020 and 2021, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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
•
maintain and expand the rates at which new customers purchase and existing customers renew subscriptions and committed use of our offering and increase consumption of our offering;
•
provide our customers with support that meets their needs;
•
expand our partner ecosystem, including with major cloud providers, independent software vendors (ISVs), and regional and global systems integrators;
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

We have experienced net losses in each period since inception. We generated a net loss of $41.4 million, $95.0 million, and $229.8 million for the years ended December 31, 2018, 2019, and 2020, respectively, and $198.1 million and $228.4 million for the nine months ended September 30, 2020 and 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $634.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our offering by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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

Health epidemics, including the COVID-19 pandemic, and responses to such epidemics, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.

Our business and operations could be adversely affected by health epidemics, including the COVID-19 pandemic, impacting the markets and communities in which we, our partners, and customers operate. The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business, despite the availability of COVID-19 vaccines. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiations of their contracts. While historical pricing concessions, payment extensions, and contract renegotiations, including as a result of the COVID-19 pandemic, have not been significant or resulted in a significant decrease in our revenue or delay in revenue recognition, we cannot assure you that future concessions, extensions, or renegotiations that we grant will be similarly insignificant or will not have a significant impact on our revenue, including delays in revenue recognition. The extent of the impact of the COVID-19 pandemic on our customers and our customers’ response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results, especially given that the long-term impact of the pandemic remains uncertain, due in part to new variant strains of the virus and the degree of their vaccine resistance. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, vaccination and masking requirements, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, including in anticipation of new variant strains of the virus, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, cancellation or postponement of events, and delays in or reduced effectiveness of office re-openings, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and customers. Starting in March 2020, we temporarily required employees to work remotely, and many of our employees are still working remotely, and we suspended non-essential travel by our employees and required events to be held virtually. We cannot assure you when we may ease restrictions, in part or in full, including due to emerging variant strains of the virus. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests or as are otherwise required. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely. Because our team is dispersed, some employees have experienced, and may continue to experience, less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick), some have become sick themselves and been unable to work, or may be otherwise negatively affected, mentally or physically, by the

COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Furthermore, we postponed, and may decide to further postpone or cancel, certain planned investments in our business in response to changes in our business as a result of the spread of COVID-19. For example, during the second and third quarters of 2020, we temporarily reduced the pace of our employee hiring across all functions. In particular, the pause in employee hiring for our sales and marketing organization may negatively impact our growth, business, and revenue. The pause in employee hiring for our research and development organization has caused delays in development and releases of new features and functionality for our offering, which may also harm our competitive positioning as well as our growth, business, and revenue. These actions may also impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

The global impact of the COVID-19 pandemic continues to evolve, and we will continue to monitor the situation closely. While vaccines have become available in certain countries and some economies have reopened, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, ability to access capital, or the global economy as a whole, including due to future waves of outbreak or new variant strains of the virus which may require re-closures or other preventative measures. While the spread of COVID-19 may be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

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

Our business is substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 89% and 85% of our subscription revenue for the years ended December 31, 2019 and 2020, respectively, and 86% and 75% of our subscription revenue for the nine months ended September 30, 2020 and 2021, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption, our growth, business, results of operations, and financial condition could be harmed.

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

Our revenue mix is varied based on the revenue recognition principles applicable to our offering. We recognize a portion of revenue from sales of subscriptions to Confluent Platform up front when our term-based license is delivered. The remainder, constituting post-contract customer support, maintenance, and upgrades, referred to together as PCS, comprises the substantial majority of the revenue and is recognized ratably over the subscription term. Customers may use Confluent Cloud either without a minimum commitment contract, which we refer to as pay-as-you-go, or on a usage-based minimum commitment contract of at least one year in duration. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based minimum commitments are billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. Historically, our Confluent Cloud sales have been individually smaller, with varied usage levels from such customers over time, which may continue as we target the commercial customer segment as part of our sales strategy for Confluent Cloud. As a result, there may be fluctuations in revenue period over period as revenue is dependent on varying patterns of customer consumption as well as timing of sales of Confluent Platform, which can result in larger upfront revenue recognition upon delivery of the term-based licenses. In addition, we may experience fluctuations in margins as a result of high cloud infrastructure costs resulting from increased Confluent Cloud sales. Future fluctuations in our revenue and results across periods, including due to further changes in our revenue mix, may make it difficult to assess our future growth and performance.

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

We sell to U.S. Federal, state, and local government customers, as well as foreign and governmental agency customers. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have obtained any required government certifications. Further, achieving and maintaining government certifications, such as U.S. Federal Risk and Authorization Management Program (FedRAMP) certification for Confluent Cloud, may require significant upfront cost, time, and resources. If we do not obtain U.S. FedRAMP certification for Confluent Cloud, we will not be able to sell Confluent Cloud to certain Federal government and public sector customers as well as private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against larger enterprises whose competitive offerings are FedRAMP certified. Further, there can be no assurance that we will secure commitments or contracts with government entities even following such certifications, which could harm our margins, business, financial condition, and results of operations. Government demand and payment for our offering are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offering.

Further, governmental entities may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers. Such entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations. In addition, compliance with requirements applicable to suppliers to the Federal government, including contractual requirements, regulations and Executive Orders, may require us to change certain of our operations and involve significant effort and expense, which could harm our margins, business, financial condition, and results of operations. Governments and whistleblowers routinely investigate and audit government contractors’ administrative processes and compliance with applicable legal requirements. An unfavorable investigation or audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, suspension or debarment from government contracting, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, including under the False Claims Act, which could adversely affect our results of operations and reputation.

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

We have funded our operations since inception primarily through equity financings and sales of our offering. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, or if we raise additional funds through issuances of equity-linked or derivative securities, our existing stockholders could experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

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

Many states have enacted privacy, data security, and data protection laws. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that will substantially expand the CCPA effective January 1, 2023. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, and Colorado recently enacted the Colorado Privacy Act, both of which emulate the CCPA and CPRA in many respects. Further, proposals for comprehensive privacy, data security, and data protection legislation are advancing in several other states, and a patchwork of differing requirements would increase the cost and complexity of operating our business and increase our exposure to liability.

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

European privacy, data security, and data protection laws, including the GDPR, also generally restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented certain transfer mechanisms. The transfer mechanism on which we have primarily relied for such transfers has been implementation of the European Commission’s Standard Contractual Clauses, or SCCs, in our relevant data transfer agreements. However, a July 2020 decision of the Court of Justice of the EU heightened the standards to use the SCCs for the transfer of EU personal data to countries that have not been deemed to provide an adequate level of protection as required by the GDPR, including the United States, and required the implementation of additional safeguards where necessary. Authorities in Switzerland have since raised questions about the SCCs as a mechanism for complying with Swiss data transfer requirements. On June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. We have elected to rely on the new SCCs for data transfers, and continue to incur significant time and resources to comply with new regulations. The new SCCs may increase the legal risks and liabilities under European privacy, data security, and data protection laws. At present, there are few, if any, viable alternatives to the SCCs. If we do not fully comply with the heightened standards to use the SCCs, including by implementing supplementary measures pursuant to recommendations made by the European Data Protection Board where necessary, we may be subject to fines or penalties and our business may be harmed. In addition, the regulation of data transfers between the EU and UK remains subject to post-Brexit uncertainty. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal information from the EU to the UK to continue without restriction for a period of four years ending June 27, 2025. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EU to the UK will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to make such transfers. Additionally, although UK privacy, data security, and data protection law is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the UK will be regulated notwithstanding Brexit. If our efforts to comply with Europe’s highly dynamic cross-border data transfer requirements are not successful, we will face increased risk of substantial fines by European regulators and bans on importing personal information. These evolving requirements may also result in reduced demand for our services from customers subject to the GDPR and require us to increase our data processing capabilities and other operations in Europe at significant expense.

Privacy, data security, and data protection rules are also becoming more stringent beyond Europe. For example, in recent years Brazil and Japan have enacted new and amended laws that seek to align those countries’ data protection rules more closely with the GDPR, and companies that violate them face substantial penalties. Proposals for new comprehensive privacy, data security, and data protection legislation are also advancing in China, India, and Canada. For example, in August 2021, China adopted the Personal Information Protection Law (“PIPL”), which took effect on November 1, 2021 and introduces a legal framework similar to the GDPR that is viewed as the beginning of a comprehensive system for the protection of personal information in China. Foreign data localization laws requiring certain data to be stored in the jurisdiction of origin have also become increasingly common.

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

As of December 31, 2020 and September 30, 2021, we had 513 and 664 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, the COVID-19 pandemic, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 34% and 36% of our revenue for the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2021, approximately 31% of our full-time employees were located outside of the United States, with 9% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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

As of December 31, 2020, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of $294.1 million and $164.9 million, respectively, which may be available to offset taxable income in the future. A portion of the NOLs begin to expire in various years beginning in 2034 for federal purposes and 2027 for state purposes if not utilized. The remaining portion of these NOLs are carried forward indefinitely. Of the federal net operating loss carryforwards, approximately 85% can be carried forward indefinitely, but are limited to 80% of taxable income. In addition, as of December 31, 2020, we had foreign NOL carryforwards of $6.3 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract costs, and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Failure to maintain internal control over financial reporting, including historical or future control deficiencies, could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2021, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 97.1% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 10.9% of our outstanding classes of common stock as a whole, but controls approximately 13.8% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 10% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

Future transfers by holders of shares of Class B common stock or voluntary conversions will generally result in those shares converting to shares of Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. Certain permitted transfers, as specified in our amended and restated certificate of incorporation, will not result in shares of Class B common stock automatically converting to shares of Class A common stock, including certain estate planning transfers as well as transfers to our founders or our founders’ estates or heirs upon death or incapacity of such founder. If, for example, Mr. Kreps (or family trusts to which he were to transfer shares of Class B common stock) retain a significant portion of his holdings of Class B common stock for an extended period of time, he (or such trusts) could, in the future, control a majority of the combined voting power of our Class A common stock and Class B common stock. As a board member, Mr. Kreps owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Kreps is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

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
•
our involvement in litigation or regulatory actions;
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

All of our directors and officers and holders of substantially all of our common stock and securities exercisable for or convertible into our common stock, are subject to lock-up agreements that restrict their ability to transfer such securities, which lock-up agreements will lapse on November 8, 2021.

All of the outstanding shares of Class A common stock (including upon conversion of outstanding Class B common stock), other than the shares of Class A common stock sold in the IPO which were freely tradable upon issuance, will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, as of September 30, 2021, up to 73,956,324 shares of our Class B common stock and up to 2,076,230 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 37,689,946 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and RSUs or other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to the lock-up agreements described above and compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Further, certain holders of our outstanding common stock, including our founders and entities affiliated with our founders and certain of our directors, will have rights, subject to some conditions and the lock-up agreements described above, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We will remain an emerging growth company until the first to occur of: (1) the last day of the year following the fifth anniversary of the IPO; (2) the last day of the first year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the preceding June 30 and upon such time that we have been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for at least 12 months.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, or any action asserting a claim for aiding and abetting such breach of fiduciary duty; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our amended and restated certificate of incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

On June 28, 2021, we closed our IPO of 23,000,000 shares of Class A common stock at an offering price of $36.00 per share, resulting in aggregate gross proceeds to us of $828.0 million, before deducting underwriting discounts and commissions and offering expenses. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-256693), which was declared effective by the SEC on June 23, 2021. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus for our IPO dated as of June 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	S-1/A	333-256693	3.4	6-16-2021
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date:	November 4, 2021

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steffan Tomlinson
Name:	Steffan Tomlinson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Ying Christina Liu
Name:	Ying Christina Liu
Title:	Chief Accounting Officer (Principal Accounting Officer)