Form 10-K
period 2021-12-31
Confluent, Inc.
filed 2022-02-24
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of common stock on the Nasdaq Global Select Market on June 30, 2021, was approximately $1,307.9 million.

As of February 10, 2022, there were 118,836,804 shares of the registrant’s Class A common stock and 154,111,671 shares of the Registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Other sections of this Annual Report on Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

We also use our Twitter, LinkedIn, and Facebook accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our SEC filings, webcasts, press releases, public conference calls, and blogs published on our website. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K. These channels may be updated from time to time on our investor relations website.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business

Overview

Confluent is on a mission to set data in motion. We have pioneered a new category of data infrastructure designed to connect all the applications, systems, and data layers of a company around a real-time central nervous system. This new data infrastructure software has emerged as one of the most strategic parts of the next-generation technology stack, and using this stack to harness data in motion is critical to the success of modern companies as they strive to compete and win in the digital-first world.

Our way of life has shifted to a digital-first paradigm, and the digital realm has become the new competitive battlefield in the global economy. In order to compete and win in today’s world, organizations must continually innovate on software systems that are increasingly critical to how they do business.

Being digital-first is not just a matter of adding an application or automating an existing process. It is an end-to-end reimagining of business. It means creating rich, digital front-end customer experiences as a primary way of interacting with customers. It means transitioning to real-time, software-driven back-end operations as a business. In retail, this is the difference between accurate inventory tracking across multiple channels to ensure a consumer can have an up-to-date snapshot of what is actually in-store, versus leaving a consumer disappointed on arrival when the product that they thought was available is out-of-stock. In manufacturing, this is the difference between harnessing a real-time flow of data from IoT sensors to deliver predictive maintenance and reduce downtime, versus episodic, manual inspections of equipment.

This is a matter of life or death for companies. Tech disruptors are delivering rich, digital customer experiences and setting the standard for customer expectations. Businesses in every industry are in full mobilization to rebuild their businesses around the new experiences made possible with software and data. Organizations that get it right can experience stronger growth and improved customer loyalty and gain significant competitive advantage. Conversely, organizations that fail to deliver a real-time customer experience that is intuitive, informed, and reliable can expect frustration, dissatisfaction, and churn.

These innovations in front-end customer experiences and back-end business operations reflect a larger technology trend—the fundamental shift in the role of software in the modern organization. Today, software is no longer simply used as a set of applications to increase employee productivity (such as email and expense reporting). Instead, software is directly orchestrating customer experiences and operations that run the business. It is not just that companies are using more software—in a very real sense, they are actually becoming software.

Several waves of technology innovation have driven this changing role of software. Cloud has re-imagined infrastructure as code, making it easier than ever for developers to build applications. Mobile has extended enormous amounts of computing power to fit in the palms of our hands, making usage of technology ubiquitous in our lives. Meanwhile, machine learning is extending the scope and role of software to new domains and processes.

However, in order to complete this transition, another fundamental wave is required. The operation of the business needs to happen in real-time and cut across infrastructure silos. Organizations can no longer have disconnected applications around the edges of their business with piles of data stored and siloed in separate databases. These sources of data need to integrate in real-time in order to be relevant, and applications need to be able to react continuously to everything happening in the business as it occurs. To accomplish this, businesses need data infrastructure that provides connectivity across the entire organization with real-time flow and processing of data, and the ability to build applications that react and respond to that data flow. As companies increasingly become software, they need a central nervous system that connects all of their disparate software systems, unifying their business and enabling them to react intelligently in real-time.

Because of this, we believe that it is no longer enough for an organization to innovate based on the current paradigm of capturing data, storing it, and then querying or analyzing it. Organizations need a strategy, and a foundational data platform, to operate their business in real-time based on data as it is being generated in the moment. This idea of “data in motion” is at least as critical to the operations of a company as “data at rest,” and we believe the new generation of winning organizations will be defined by their ability to take action on it.

Traditional database technologies were not designed for data in motion, but architected for stored data at rest. Despite significant developments in the scalability and speed of analysis in both traditional and more modern databases (such as NoSQL, time-series, and graph databases), they remain limited to data-at-rest use cases and cannot harness data in motion. The leading open source offering for data in motion, Apache Kafka, was originally created by our founders at LinkedIn in 2011 and brought to the mainstream a new paradigm of data processing. However, this was only the beginning. Confluent was founded to create a product that could make data in motion the central nervous system of every company in the world.

Confluent is pioneering this fundamentally new category. Our offering is designed to act as the nexus of real-time data, from every source, allowing it to stream across the organization and enabling applications to harness it to power real-time customer experiences and data-driven business operations. Our offering can be deployed either as a fully-managed, cloud-native SaaS offering available on all major cloud providers or an enterprise-ready, self-managed software offering. Our cloud-native offering works across multi-cloud and hybrid infrastructures, delivering massive scalability, elasticity, security, and global interconnectedness, enabling agile development.

Our open source roots are a key driver of our go-to-market success. Apache Kafka has become the industry standard for data in motion. It is one of the most successful open source projects, estimated to have been used by over 70% of the Fortune 500. Modern applications are expected to integrate with Apache Kafka, and the technical skill set for Kafka has become a critical requirement in the industry. Confluent’s products provide the capabilities of Apache Kafka but do so on a platform built for the cloud, complemented by connectivity to the larger enterprise, and with the ability to process and govern at scale. The developer community understands the benefits of a complete platform for data in motion. Consequently, software developers within our prospective customers’ engineering or IT departments are often very familiar with our underlying technology and value proposition and evangelize on our behalf.

Confluent has built an operationalized customer journey, which we call our Data in Motion Journey, focused on data in motion that ties together product features, go-to-market efforts, and customer success capabilities, and helps take customers from their initial experiments with the technology to organization-wide adoption as one of their most critical data platforms. This starts by landing use cases in a high volume, low-friction manner while projects are still being conceived and the architecture of the solution is being designed. Awareness and use of our offering begin even before our sales efforts, given the widespread adoption of Apache Kafka by developers and the self-service adoption made possible with our cloud product and community downloads. Our enterprise sales force takes these initial engagements and helps users progress to production use cases and paying customers either on a pay-as-you-go model or with a committed contract. Once customers see the benefits of our product for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers on this journey. This expansion is helped by a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more applications and systems are connected, and more data is added. Over time, by enabling data in motion across the organization, Confluent can become the central nervous system for their entire organization, allowing data to be captured and processed as it is generated in real-time across hundreds of teams, systems, and applications throughout the company. This expansion effect is reflected by our dollar-based net retention rate as of December 31, 2021 of over 130%.

Our business has experienced rapid growth around the world. As of December 31, 2021, we had 734 customers with $100,000 or greater in annual recurring revenue (“ARR”) across a wide range of industries, compared to 513 such customers as of December 31, 2020, representing year-over-year growth of 43%. Our revenue was $387.9 million, $236.6 million, and $149.8 million in 2021, 2020, and 2019, respectively, representing year-over-year growth of 64% and 58%, respectively. Our Confluent Cloud revenue was $94.2 million, $31.4 million, and $14.4 million in 2021, 2020, and 2019, respectively, representing year-over-year growth of 200% and 117% respectively. Our Confluent Platform revenue was $252.9 million, $177.2 million, and $115.8 million in 2021, 2020, and 2019, respectively, representing year-over-year growth of 43% and 53%, respectively. In 2021, revenue from outside the United States accounted for 36% of our total revenue, coming from customers in over 100 countries. In 2021, 2020, and 2019, we incurred operating losses of $339.6 million, $233.2 million, and $98.1 million, respectively, and our net loss was $342.8 million, $229.8 million, and $95.0 million, respectively. As of December 31, 2021, we had an accumulated deficit of $748.9 million.

Our Solution

Confluent is pioneering a fundamentally new category of data infrastructure focused on data in motion for developers and enterprises alike. In order for enterprises to deliver rich customer experiences, it is critical for all of their business functions, departments, teams, applications, and data stores to have complete connectivity, be thoroughly integrated, and be able to analyze data as it is generated. Confluent is designed to be this intelligent connective tissue by having real-time data from multiple sources constantly streamed across an enterprise for real-time analysis.

Our offering enables organizations to deploy production-ready applications that run across cloud infrastructures and data centers, and scales elastically, with enhanced features for security and compliance. Our platform provides the capabilities to fill the structural, operational, and engineering gaps that are required for businesses to fully realize the power of data in motion. We enable software developers to easily build their initial applications to harness data in motion, and enable large, complex enterprises to make data in motion core to everything they do. As organizations mature in their adoption cycle, we enable them to build more and more applications that take advantage of data in motion. The results have a dual effect: businesses continuously improve their ability to provide better customer experiences and concurrently drive data-driven business operations. We believe that, over time, Confluent can become the central nervous system for modern digital enterprises, providing ubiquitous real-time connectivity and powering real-time applications across the enterprise.

Confluent’s solution can be deployed either as a fully-managed cloud-native SaaS offering available on-demand, Confluent Cloud, or an enterprise-ready, self-managed software offering, Confluent Platform.

A high-performance, low-latency infrastructure for harnessing data in motion requires operating wherever a customer’s applications and systems reside. Customers with applications in a particular cloud would use Confluent Cloud in that cloud provider and region. Customers with applications on premises, or on a private cloud, would use Confluent Platform in that data center. Customers with both on premises and cloud, or even multiple clouds, need Confluent in each of these environments. Together, these solutions can act as one unified fabric for data streams that connect all of these customer environments.

Our solution has three differentiated elements:

•
Cloud-Native. Confluent offers true cloud functionality for data in motion. We offer a fully-managed, cloud-native service that is massively scalable, elastic, secure, and globally interconnected, enabling agile development. This is a completely different experience than what would result from taking on premise software and simply offering it on cloud virtual machines, which are virtualized environments that mimic the behavior of an on-premise experience in the cloud. It requires a feature set to enable elasticity and scalability that cuts right to the heart of the design of data systems. We had to completely re-architect the technologies underlying data in motion, including Apache Kafka, for the cloud to make a truly cloud-native offering. We offer a high-velocity, frictionless pay-as-you-go model, allowing developers to easily set up, experience, and see the value of Confluent while only being billed for what is used. The combination of these capabilities and features creates a compelling and simple solution for developers looking to build upon data in motion in the cloud and for enterprises looking for a secured, governed enterprise solution. With Confluent, developers and enterprises alike can focus on their applications and drive value without worrying about the operational overhead of managing data infrastructure.

•
Complete. We created a complete platform for data in motion, by leveraging capabilities from open source Apache Kafka with our significant proprietary capabilities. Our technology moves and processes data concurrently, with specific tools such as ksqlDB, a native data-in-motion database that allows users to build data-in-motion applications using just a few SQL statements, as well as over 100 connectors. Our robust capabilities dramatically enhance developer productivity, increase ease of operations, and provide enterprise-level security, governance, resilience, and expertise in a complete platform, providing significant benefits over companies trying to build these complex features on their own.

•
Everywhere. We have built a truly hybrid and multi-cloud offering. We can support customers in their cloud and multi-cloud environments, on-premises, or a combination of both. From early on, we recognized that the journey to the cloud is not overnight or simple, and in order for our customers to effectively digitally transform, they require a fundamental platform for data in motion that can integrate seamlessly across their entire technology environment. We offer this essential capability and enable organizations to seamlessly leverage data in motion across their public cloud, private cloud, and data center environments, ensuring total connectivity throughout an organization. For enterprises that are increasingly expanding internationally, Confluent’s multi-cloud support also enables organizations to leverage data in motion across multiple data centers and providers, stretched around the world. For enterprises that want to be hybrid cloud, we are able to extract information from the entirety of their infrastructure, allowing us to act as the bridge that unites legacy systems in older environments with modern applications in the cloud. This ability to let customers embrace the new without having to fully replace everything that is old is a critical point of differentiation and a critical element in the cloud adoption strategy of many of our customers.

Confluent Is Becoming the Central Nervous System of Organizations

As Confluent grows within an organization, the network effects we generate create even more value to the organization as a whole. By fundamentally re-architecting how data flows, we are able to replace complexity with simplicity, delays with real-time, and disparate data with a unified view across the modern enterprise software stack.

Most organizations start off with a complex mess of point-to-point connections between their applications, databases, and data warehouses. This is unavoidable when data is primarily at rest, held in storage across the organization, and requiring these connections to be built. Adopting a new technology to connect this mess would be prohibitively slow if there were not an underlying force driving this change. Fortunately, our platform has a unique network effect that helps speed its adoption. The first application that utilizes our platform generally does so for the capabilities in harnessing data in motion. In doing so, it brings into the platform the data streams needed for its usage. However, although these data streams are brought for one application, they are usable by all future applications and bring value to the entire ecosystem. As a result, future applications can connect to the platform to access these data streams, bringing with them their own data streams. As a result, there is a clear virtuous cycle: applications bring data streams, which in turn attract more applications.

As customers expand with our foundational platform, we set more and more data in motion across the organization and replace the various point-to-point connections with our complete platform. This means data can intelligently be made available in real-time to more and more of the organization as applications connect to a single platform. We are able to hold a highly strategic position to create greater value to existing applications and databases as data in motion across the entire organization begins to flow, be directed, and be processed through Confluent. We believe that this eventually leads to Confluent becoming the central nervous system of an organization, allowing data to be captured and processed as it is generated around the whole organization, enabling organizations to react intelligently in real-time.

Key Benefits to Our Customers

Our platform delivers the following key business benefits to our customers:

•
Ability to Deliver Rich Customer Experiences and Data-Driven Business Operations. The world is increasingly demanding applications that are responsive in real time to data in motion. By harnessing the power of data in motion, our customers can deliver differentiated customer experiences, such as suggesting the next show to watch in real time or providing live information on the status of a grocery order. Enterprises can also enable data-driven operations such as real-time, preventive maintenance, IoT analytics, and diagnostics.

•
Accelerated Time-to-Market. Speed is essential for our customers, as they seek to disrupt established industries or innovate to fend off emerging disruptors. Our fully-managed cloud-native service enables our customers to start developing instantly, without any internal or external operational barriers. And, with the ability to pay-as-you-go, our customers can begin using Confluent without commitment or delay from internal procurement processes. Furthermore, our offering comes with a rich, pre-built ecosystem, making it simple, quick and efficient to integrate Confluent into the enterprise. This enables greater engineering organization efficiency and an accelerated time-to-market.

•
Reduced Total Cost of Ownership. Confluent significantly reduces the operational barriers and costs associated with shifting to a data-in-motion architecture. Coupled with accelerated time to market, our customers benefit from both reduction in total cost of ownership as well as rapid ROI.

•
Freedom of Choice. Confluent is hybrid and multi-cloud compatible so customers can deploy on premises or in the cloud. We recognize that enterprises have their data stored in many places and that an effective solution must be able to connect to various data sources.

•
Mission Critical Security and Reliability. Confluent has enterprise-grade security and governance capabilities to provide confidentiality of critical information. We enable mission-critical reliability and resiliency, allowing data persistence, dynamic backing up of data across replicated partitions, fault-tolerance, and automated client failover.

•
Robust Developer Community. Apache Kafka has an extremely robust developer community. It is one of the most successful open source projects, with more than 60,000 meet-up members across over 200 global meetup groups, estimated to have been used by over 70% of the Fortune 500. Confluent continues to add to open source Apache Kafka and has helped build an ecosystem of contributors. This means that developers outside of Confluent are building connectors, more functionality, and deploying patches to Apache Kafka while Confluent continues to also add features both to Apache Kafka and to Confluent’s proprietary offering. This leads to a positive feedback loop as it strengthens the Apache Kafka offering, attracting more developers, who in turn further strengthen Apache Kafka, which benefits us, as users see the benefit of a data-in-motion platform, and the wider Apache Kafka community. In addition, we make available many features that we have developed at Confluent under our Confluent Community License, which means developers can access, benefit from, and modify the source code for such features, further increasing our reach and mindshare in the developer community.

Our Growth Strategy

We are pursuing our substantial market opportunity with growth strategies that include:

•
Easy and Frictionless Land with Cloud Pay-As-You-Go. Due to the cloud-native nature of Confluent Cloud, we are able to acquire new customers through a seamless and frictionless self-service motion. Customers can get started via our free cloud trial and easily convert online to become paying customers. Our cloud-native capabilities allow us to land customers at low entry points, with no commitment, and seamlessly expand via increased usage. We will continue to leverage our cloud-native differentiation to create an easy buying motion and drive our growth.

•
Continue our Focus on our Customer Growth Go-To-Market Model. Our integrated Customer Growth Go-To-Market model is designed to drive business growth by mapping the customer journey from initial interest, to pilot, to first production project, to an integrated platform across the enterprise. We intend to develop our strategy of garnering customer signups, converting to paid customers, expanding through additional use cases and rapidly delivering customer value. We will continue to offer a range of services and training offerings, partnering with our customers to increase the value they realize from our solution and thereby increase their consumption of our offering.

•
Enterprise-Wide Expansion via Solutions Selling. After acquiring a new customer, we seek to grow our footprint by solving additional use cases for that customer. Since we are a fundamental data infrastructure platform, the use cases we can address are wide-ranging, from industry-specific use cases such as real-time fraud detection for financial services and real-time customer insights for a retailer, to industry-agnostic use cases such as hybrid and multi-cloud development, security information and event management (SIEM) optimization, data warehouse modernization, accelerating cloud migration, or enabling microservices-based application development. We enjoy a powerful network effect as we enter organizations; once one application is connected to Confluent, our customers often connect other applications to that first application, which can result in a flywheel where Confluent can permeate the enterprise. We believe Confluent can become the central nervous system of modern enterprises at scale. Our dollar-based net retention rate of over 130% as of December 31, 2021 reflects our ability to rapidly demonstrate our value and address a vast array of use cases for our customers.

•
Extend our Product Leadership and Innovation. We pioneered the category of harnessing the power of data in motion and are committed to innovating to extend our product leadership. We will continue to build out our platform, add more capabilities, build more applications, and invest in developing technology that increases developer productivity and promotes rapid customer success. From ksqlDB, which is a native data-in-motion database that allows users to build data-in-motion applications using just a few SQL statements, to Project Metamorphosis, where we delivered critical new cloud-native product features and capabilities every month from May 2020 to December 2020, we have continued to innovate and make it easier for any organization to harness data in motion.

•
Continue to Invest in the Open Source Community. Our open source roots provide a large pool of targeted developers and enterprises who are interested in or have already adopted open source Apache Kafka. These developers are readily able to use and benefit from our cloud-native service or enterprise-ready software. We will continue to invest in delivering features to open source Apache Kafka in order to continue adding value to the Apache Kafka community, maintain our leadership standing in the new data-in-motion paradigm, and ensure that the open source benefits to our business continue.

•
Grow and Harness our Partner Ecosystem. We have built a powerful partner ecosystem encompassing the major cloud providers, global and regional systems integrators, and ISVs. Our partners include AWS, Microsoft, GCP, Accenture, Alibaba, Elastic, IBM, MongoDB, and Snowflake. We intend to continue to invest in these relationships and build further partnerships to ensure our software is widely sold, distributed, and supported.

•
Expand Internationally. We believe markets outside of the United States present a significant opportunity for additional growth of our business. During the year ended December 31, 2021, our international revenue represented 36% of our total revenue, coming from customers in over 100 countries. We expect to continue to make significant investments to support our growth in our existing international markets and in penetrating additional international markets.

•
Expand the Scope of our Platform with ksqlDB and Other Investments. We believe that the rise of real-time stream processing of data in motion is still in the early stages of adoption. Our investment in ksqlDB positions us to succeed in this emerging area as it gains adoption with customers. This adoption is expected to lead to significant displacement of batch data processing on traditional databases and a corresponding shift in spend to data in motion technologies, such as Confluent. We believe our investment in ksqlDB positions us to capture this shift and use it to fuel further growth.

•
Grow Further Use Cases Up-The-Stack Leveraging our Strategic Position for Data in Motion. Data in motion is a disruptive new platform technology, and as such there are countless use-case focused opportunities up the stack. As we grow into our role as a central nervous system within companies, we believe we have an incredibly strategic position from which to grow into use-case specific adjacencies that apply data in motion. We see the potential for broad, cross-industry customer adoption of use cases around machine learning, IoT, data integration, real-time analytics, real-time logistics, customer data unification, cloud migration, microservices, data sharing, as well as countless others. We believe we are strategically positioned to understand what these use cases are when reimagined around data in motion and to partner and/or build pre-packaged solutions purpose-built for these use cases.

Our Product Offering

Our software offering provides a complete solution for working with data in motion, including the ability to read, write, store, capture, validate, secure, and process continuous streams of data. It also has features designed to fulfill the requirements of modern cloud infrastructure: it is a modern distributed system built to be secure, fault tolerant, and scalable elastically from a single application to hundreds or thousands of applications within an organization. Our software can be consumed in two ways, Confluent Cloud and Confluent Platform, that our customers can leverage independently or together. Regardless of where our customers have their technology environments, we are able to deliver an integrated platform for data in motion that can become their central nervous system.

•
Confluent Cloud is our fully-managed cloud-native offering, available on all of the major cloud providers (AWS, GCP, and Microsoft Azure). Confluent Cloud is offered to our customers via a pay-as-you-go model with no commitment, or via an annual, or multi-year, subscription model where customers draw down upon a committed dollar amount. Key attributes of Confluent Cloud include:
▪
Serverless. Confluent Cloud offers self-serve provisioning with no complex cluster sizing, zero downtime, upgrades and bug fixes, elastic scaling, and the ability for customers to pay only for what they actually use.
▪
Complete. Confluent Cloud offers data compatibility with fully-managed Schema Registry, rapid development through fully-managed connectors, real-time processing with fully-managed ksqlDB, virtually infinite data retention, and committer-led support with contractual response times of 60 minutes or less for severe-impact issues.
▪
Flexible. Confluent Cloud offers the ability to build a persistent bridge from on-premises to cloud, and the ability to stream across public clouds for multi-cloud data pipelines.
▪
Highly Available. Confluent Cloud offers a guaranteed 99.95% uptime SLA, ability to scale to 10s of GBps with dedicated capacity, ability to achieve sub 30ms latency at scale, and multi availability-zone (AZ) replication.

▪
Secure. Confluent Cloud offers at-rest and in-transit data encryption, SAML/SSO for user authentication, private networking via VPC peering or AWS Transit Gateway, and monitoring visibility with topic- and cluster-level metrics.

•
Confluent Platform is our enterprise-grade self-managed software offering, able to be deployed on-premises as well as across public and private cloud environments. Confluent Platform is offered to our customers via an annual or multi-year subscription. Key attributes of Confluent Platform include:
▪
Unrestricted Developer Productivity. Confluent Platform offers developers the ability to build across multiple development languages, utilize a rich pre-built ecosystem of over 100 connectors, and benefit from a fully integrated data-in-motion database.
▪
Efficient Operations at Scale. Confluent Platform enables our customers to minimize operational complexity while ensuring high performance and scalability.
▪
Production-Stage Prerequisites. Confluent Platform offers foundational enterprise-level features needed to implement data in motion in production.
▪
Freedom of Choice. Confluent Platform can be deployed on-premises or in public or hybrid cloud environments.

Our offering provides a full set of features and functionality to enable adoption of data in motion throughout an organization. Key features include:

•
Rich Pre-Built Ecosystem
▪
Over 100 Pre-Built Connectors. We develop and work with partners who develop enterprise-ready connectors to easily integrate data and build applications. Connectors are supported by either Confluent or our partners.
▪
ksqlDB. ksqlDB is a database that unifies the processing of data in motion and data at rest. This enables customers to build applications that compute new stored data sets off continuous data streams or enrich data streams with stored data. It translates the near-universal SQL interface of traditional databases to the world of data in motion, making it accessible for the vast majority of software developers with minimal learning time.
▪
Schema Registry. Schema Registry is a central repository with a RESTful interface for developers to define standard schemas and register applications to enable compatibility.

•
Management, Monitoring, and Global Resilience
▪
Confluent Control Center (C3). Offers a simple way to manage and monitor data in motion as it scales across the enterprise. Control Center is a web-based graphical user interface to understand the data-in-motion environment, meet SLAs, and control key components of the data-in-motion platform.
▪
Multi-Region Clusters. Multi-Region Clusters automate disaster recovery, allowing customers to run a single cluster across multiple data centers and automate disaster recovery with operational simplicity.
▪
Cluster and Schema Linking. Cluster and Schema Linking enable customers to consistently geo-replicate data, making it easy to create a seamless and persistent bridge from Confluent Platform in on-premises environments to Confluent Cloud.
•
Dynamic Performance and Elasticity
▪
Self-Balancing Clusters. Self-Balancing Clusters automate partition rebalances to optimize throughput, accelerate broker scaling, and reduce the operational burden of managing a large cluster. Partition rebalances are completed quickly and without any risk of human error.

▪
Tiered Storage. Tiered Storage allows deployments to recognize two tiers of storage: local disks and cost-efficient object stores (Amazon S3 or GCP Storage). Brokers can offload older topic data to object storage, enabling virtually infinite retention.
▪
Scalability. Confluent offers the ability to scale to trillions of events as well as scale across business units in order to become an enterprise standard.

•
Enterprise-Grade Security
▪
Structured Audit Logs. Structured Audit Logs capture authorization logs in a set of dedicated topics, on a local or a remote cluster.
▪
Role-based Access Control (RBAC). RBAC is a centralized implementation for secure access to resources with fine-tuned granularity and platform-wide standardization. Customers can control permissions by users/groups to clusters, topics, consumers groups, and even individual connectors.
▪
Stream Governance. Confluent’s Stream Governance capabilities enable customers to maintain enterprise-grade cloud security and compliance, including the ability to increase collaboration with self-service data discovery and understand complex data relationships.
•
Data Compatibility and DevOps Automation
▪
Schema Validation. Schema Validation provides a direct interface between the broker and Schema Registry to validate and enforce schemas programmatically. Schema Validation can be configured at the topic level.
▪
Confluent Operator. Confluent Operator simplifies running Confluent Platform as a cloud-native system on Kubernetes, whether on-premises or in the cloud. It delivers an enterprise-ready implementation of the Kubernetes Operator API to automate deployment and key lifecycle operations.

Our offering is designed to serve as fundamental data infrastructure for our customers and solve an enormous variety of use cases across both front-end customer experiences and back-end business operations.

In addition to our core offering, we offer several services offerings:

•
Professional Services. Professional Services provides expertise and tools that help our customers accelerate platform adoption and achieve successful business outcomes. We offer packaged and residency offerings focused on helping customers plan, implement, manage/monitor, and optimize their platform and applications.

•
Education. Our offering includes training and certification guidance, technical resources, and access to hands-on training and certification exams. Education offerings are targeted at different types of users and delivery modalities to suit end customer needs. We have instructor-led training, self-paced on-demand courses, and certification.

•
Certification Program. Technical expertise in data in motion is highly sought after and a highly-paid skill set. Our certification program enables technical personnel to demonstrate and validate in-depth knowledge of data in motion.

Our Licensing

Our software products are protected by our licensing policies, which include our full proprietary license as well as our community license, which restricts others from offering our technology as a competing SaaS offering.

Instead of opting for a traditional “open core” model, our core offering (Confluent Server) is substantially differentiated from Apache Kafka and was fundamentally re-architected to operate at cloud-scale, while being interoperable with existing Apache Kafka systems.

Our Confluent Community License makes available many features that we have developed at Confluent. This gives developers the functionality needed to get started with Confluent, but excludes some of the core features of our commercial platform. Developers can access and modify the source code for such features but cannot take these features and use them to provide a competing SaaS offering.

We focus on converting Confluent Community License users to paying customers by demonstrating the value of the fully-managed Confluent Cloud offering and the self-managed Confluent Platform offering, where developers get proprietary features such as Confluent control center, Confluent operator, self-balancing clusters, tiered storage, structured audit logs, RBAC, schema validation, and multi-region clusters, as described in “—Our Product Offering” above.

Sales and Marketing

In order to fully capitalize on our large market opportunity, our sales and marketing teams are tightly integrated to execute upon a cohesive go-to-market motion. The sales and marketing teams prioritize the core value of driving customer success and value in all strategies to acquire new customer accounts and grow our presence within existing customer accounts.

Our Customer Growth Go-To-Market model is centered around the Data in Motion Journey, from initial interest, to pilot, to first production project, to an integrated platform across the enterprise. Through mapping to the customer journey, we are able to drive customer value in a highly targeted manner.

Our strategy to expand within accounts has two fundamental aspects: first, to convert additional pockets of Apache Kafka interest and deployments within a given customer into a Confluent deployment, and second, to expand into additional use cases within a given customer through solutions selling with horizontal and vertical solutions. We believe there is a strong opportunity for growth as we solve a wide array of use cases.

Our focus on customer success is critical to our sales and marketing success. We offer a wide range of training, professional services, education, and support offerings to enable our customers to rapidly onboard, adopt, and ultimately realize value from data in motion.

Partnerships with the leading cloud providers (AWS, Azure, and GCP), as well as global and regional systems integrators and technology ISVs (IBM, MongoDB, Elastic, and Snowflake) are also central to our sales and marketing strategy. We believe through these partnerships we will significantly expand the reach of our technology.

We believe in offering the ability for customers to engage with us in the manner best suited to them. We offer a fully self-service motion, where developers can learn and purchase in a completely online manner. We offer direct sales engagement, where customers can interact with experienced and knowledgeable field teams. We also offer the ability to engage and transact through our partner ecosystem, including the major cloud provider marketplaces, system integrators, technology ISVs, and resellers.

Our open source roots are a key driver to our go-to-market success. The expansive Apache Kafka technical community is fervently devoted to this technology, and often advocates for our technology even when we are not engaged in an organization. They see the value of Apache Kafka and the opportunity to benefit from a complete platform for data in motion with Confluent. Consequently, our prospective customers are often very familiar with our underlying technology and value proposition, and are capable of evangelizing on our behalf.

Executive-level engagements are also a key facet of our growth strategy. As our customer engagements progress from project to platform to enterprise-wide deployments, our customer relationships often include business as well as technology leaders. Through this wide set of customer relationships, we believe we will be more rapidly able to evolve into enterprise-wide customer deployments.

Research and Development

Our research and development efforts are focused on enhancing our platform features and functionalities and expanding the services we offer to increase market penetration and deepen our relationships with our customers. We believe that the timely development of new, and the enhancement of our existing, platform features and services is essential to maintaining our competitive position. We continually incorporate feedback and new use cases from our community and customers into our platform. Our development teams foster greater agility, which enables us to develop innovative products and make rapid changes to our technologies that increase resiliency and operational efficiency.

Competition

Our market is highly competitive and characterized by rapid changes in technology, customer needs, frequent introductions of new offerings, and improvements to existing service offerings.

Our primary competition, especially on premise, is internal IT teams that are attempting to “do it themselves” using open source software. Our offering is substantially differentiated from Apache Kafka, and therefore companies using only open source tools do not benefit from our full product offering. As the move to the cloud increases, we expect that competition from open source alternatives will decrease as companies increasingly adopt fully-managed cloud solutions.

Our principal competitors in the cloud are the well-established public cloud providers such as AWS that generally compete in all of our markets. These enterprises are developing and have released fully-managed, data ingestion, and data streaming products, such as Azure Event Hubs (Microsoft Corporation), Amazon Managed Streaming for Apache Kafka, Amazon Kinesis and Amazon DynamoDB Streams (AWS), and Cloud Pub/Sub and Cloud Dataflow (Google).

On premise there are a number of vendors with legacy products that have pivoted into this space including TIBCO Streaming, Cloudera Dataflow, Redhat (IBM) AMQ Streams, and Oracle Cloud Infrastructure Streaming.

We believe the principal competitive factors for companies in our industry include the following:

Focus on data in motion, characterized by:

•
the ability to provide an end-to-end operationalized customer journey;

•
mindshare and ability to drive innovation in the category of data in motion; and

•
the ability to support customers at scale with mission critical use cases.

Product differentiation, characterized by:

•
Cloud-native capabilities
▪
operate at significant scale;
▪
offer elasticity;
▪
offer end-to-end security; and
▪
offer flexible pricing, including pay-as-you-go delivery.

•
Completeness of offering
▪
a complete platform for data in motion (not just low-level streaming);
▪
rich SQL-based stream processing;
▪
integrated data governance capabilities; and
▪
ease of integration with connectors to a wide variety of existing applications and IT and cloud infrastructure.

•
Availability of offering
▪
as a fully-managed service in the three leading public clouds;
▪
as a Kuberenetes-based software offering for the private cloud;
▪
in legacy on-premise data centers as a software product; and
▪
ability to span all of these customer environments in one unified data-in-motion platform.

General competitive factors, including:

•
size of customer base and level of market adoption;
•
price and total cost of ownership;
•
brand awareness and reputation;
•
quality of professional services and customer support;
•
strength of sales and marketing efforts; and
•
adherence to industry standards and certifications.

On the basis of the factors above, we believe that we compare favorably to our competitors. However, some of our actual and potential competitors have advantages over us, such as substantially greater financial, technical, and other resources, including larger sales forces and marketing budgets, greater brand recognition, broader distribution networks and global presence, longer operating histories, more established relationships with current or potential customers and commercial partners, and more mature intellectual property portfolios. They may be able to leverage these resources to gain market share and prevent potential customers from purchasing our products. Additionally, we expect the industry to attract new entrants, who could compete with our business and introduce new offerings. As we scale and expand our business, we may enter new markets and encounter additional competition.

Our Employees and Human Capital Resources

Our Community

Our employees are the power behind our innovation and the foundation of our business. Investing in our people is always a top priority and we constantly strive to enhance and advance our culture and community. As of December 31, 2021, we had 1,981 employees distributed across 21 countries. 67% of our employees at that time were located within the United States. Some individual employees outside of the United States may be members of trade unions or participate in staff representative bodies, including in France where we have assisted employees in forming a Social Economic Committee as required by local law.

Culture and Values

Culture is about how all employees at Confluent work together to get things done. Each part of the company has distinct norms and practices that are specific to what they do. But across Confluent, we share attributes of a common company culture that help us agree on how we will interact as a group, who we hire and help determine what kind of behavior is rewarded. Our six core values are:

•
Earn Our Customers’ Love

•
To Build a Great Company, Build a Great Team

•
Be Smart, Humble, and Empathetic

•
Be Fired Up and Get Stuff Done

•
Be Tasteful, Not Wasteful

•
One Team

Engagement

We conduct regular, anonymous engagement surveys to help us understand the employee experience, maintain a real-time pulse on employee engagement, and continuously action areas of opportunity as an organization. It is a quick way for management to see trends in engagement and progress on action plans. By continuing to lift our engagement, we can impact retention and attraction of top talent to Confluent.

Learning and Development

We strive to provide a culture of curiosity and learning where employees can try new things and continually grow and develop. We offer a variety of resources to support this, including quarterly manager check-ins to facilitate development conversations, an on-demand e-learning platform and ongoing learning programs delivered by our Learning and Development team.

Compensation and Benefits

We aim to provide compensation and benefits that are equitable, competitive, and meet the diverse needs of our global workforce. We believe it is an important factor for our employees to have a stake in our success, which is why our total compensation packages include both cash and equity components for most levels.

In addition to our standard suite of health, dental, retirement, and paid time off benefits, we have renewed our focus on employee wellness in response to the COVID-19 pandemic. These efforts included the introduction of new employee counseling resources through enhanced medical benefits, a more robust employee assistance program, launching a fertility benefit, and increasing our paid parental leave program. We also introduced team “recharge days” to allow employees three workdays per quarter to truly unplug and focus their full attention on personal pursuits including health, family, and wellbeing.

While Confluent has been remote-friendly from the start, since March 2020, many of our employees have been working remotely and we expect to continue that practice even as our offices reopen. We believe that our continued investments in our remote-first model will enable us to attract top talent and provide employees the flexibility they increasingly seek.

Diversity and Inclusion

We are committed to the principles of fairness and equality. We believe that this commitment makes us a stronger, more vibrant, and more innovative company. We seek to build an environment where every employee, regardless of background, identity, or life experience, has an equal opportunity to grow and thrive.

Intellectual Property

Intellectual property rights are important to the success of our business. We rely on a combination of copyright, trademark, trade secret laws and patents in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including rights in our proprietary technology, software, know-how and brand. We use open source software in our offering.

As of December 31, 2021, we hold two U.S. patents and have no patent applications or non-U.S. patents. The patents are scheduled to expire in 2037. As of December 31, 2021, we own three registered trademarks in the United States, one trademark application pending in the United States, 17 registered trademarks in various non-U.S. jurisdictions, and 15 trademark applications pending in various non-U.S. jurisdictions.

Although we rely on intellectual property rights, including contractual protections, to establish and protect our intellectual property rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are essential to establishing and maintaining our technology leadership position.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. We require our employees, consultants, independent contractors, and other third parties to enter into confidentiality and proprietary rights agreements and we control and monitor access to our software, documentation, proprietary technology, and confidential information. Our policy is to require all employees, consultants, and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property.

Available Information

Our website address is www.confluent.io. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.confluent.io, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

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

Our revenue was $387.9 million, $236.6 million, and $149.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated a net loss of $342.8 million, $229.8 million, and $95.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $748.9 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our offering by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including shifts in our offering and revenue mix, slowing demand for our offering, increasing competition, decreased productivity of our sales and marketing organization and effectiveness of our sales and marketing efforts to acquire new customers, failure to retain existing customers or expand existing subscriptions and usage-based minimum commitments, changing technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Annual Report on Form 10-K. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, vaccination and masking requirements, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, including in anticipation of new variant strains of the virus, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, cancellation or postponement of events, and delays in or reduced effectiveness of office re-openings, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and customers. Starting in March 2020, we temporarily required employees to work remotely, and many of our employees are still working remotely, and we suspended most travel by our employees. We have extended the remote work option for employees and have implemented a vaccine mandate for our U.S. employees, where permissible with local, state and federal laws. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests or as are otherwise required. We cannot assure you when we may ease restrictions, in part or in full, including due to emerging variant strains of the virus and applicable governmental mandates. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely. Because our team is dispersed, some employees have experienced, and may continue to experience, less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick), some have become sick themselves and been unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Furthermore, we postponed, and may decide to further postpone or cancel, certain planned investments in our business in response to changes in our business as a result of the spread of COVID-19. For example, during the second and third quarters of 2020, we temporarily reduced the pace of our employee hiring across all functions and may do so in the future if there is another severe downturn in economic activity associated with the pandemic. These actions have and may continue to impact our competitive positioning, ability to attract and retain customers, and our growth, business and revenue. Any acceleration or ramp up of operating expenses in the future may also result in lower operating margins for applicable periods.

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

Our business is substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 73% and 85% of our subscription revenue for the years ended December 31, 2021 and 2020, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

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
•
seasonality in sales, customer implementations, results of operations, and remaining performance obligations, or RPO;
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

Our ability to attract new users and customers and increase revenue from existing customers depends in large part on our ability to enhance, improve, and differentiate our existing offering, increase adoption and usage of our offering, and introduce new offerings and capabilities. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. Because the market for our offering is relatively new, it is difficult to predict customer adoption, increased customer usage and demand for our offering, the size and growth rate of this market, the entry of competitive products, or the success of existing competitive products. If we are unable to enhance our offering and keep pace with rapid technological change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently or more securely than our offering, our business, financial condition, and results of operations could be adversely affected.

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

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, technologies, or technical know-how that we believe could complement or expand our platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Further, the proceeds we received from the IPO and our convertible notes offering increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. We may also have difficulty establishing our company values with personnel of acquired companies, which may negatively impact our culture and work environment. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through equity and debt financings and sales of our offering. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur additional debt, the debt holders, together with holders of our outstanding convertible notes, would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including through future issuances of equity-linked or derivative securities, our existing stockholders could experience further dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

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

While we have taken steps designed to protect the confidentiality, integrity, and availability of our systems and the sensitive, proprietary, and confidential information that we own, process, or control, our security measures or those of third parties who we work with have been, and could from time to time in the future be, breached or may otherwise not be effective against security threats. For example, beginning in January 2021, a malicious third party gained unauthorized access to a third-party vendor, Codecov, that provides a software code testing tool, potentially affecting more than a thousand of Codecov’s customers, which we refer to as the Codecov Breach. In April 2021, we were notified that we had been impacted by the Codecov Breach. Through our investigations, we determined that the attackers leveraged a vulnerability in Codecov’s software to gain access to credentials in our development environment, and thereby obtained unauthorized read-only access to, and copied to overseas IP addresses, the private Github repositories containing our source code and certain internal-use documents containing references to certain customers and other customer-related attributes. Upon learning of the breach, we took action to revoke Codecov’s access and discontinued our use of the Codecov service, rotated all of our credentials identified as exposed by the Codecov compromise to prevent further unauthorized access, analyzed available logs to determine whether there was evidence that the exposed credentials were leveraged to gain access to Confluent systems or systems of our customers, enhanced monitoring of our environment to identify and respond to suspicious activity, and engaged a third-party forensics firm to assist in our investigation, response, and impact mitigation. While the attackers obtained access to certain customer-related references and information described above, we did not find any evidence of access to any customer data sent through or stored in our products, nor did we find any evidence that the attackers modified any of our source code or uploaded any malware or any other malicious code to our system. However, the full extent of the impact of this incident on our operations, products, or services may not be known for some time, and we cannot assure you that there will be no further impact in the future. This incident or any future incidents relating to the Codecov Breach could result in the use of exfiltrated source code to attempt to identify vulnerabilities in our offering, future ransomware or social engineering attacks, reduced market acceptance of our offering, injury to our reputation and brand, legal claims against us, and the diversion of our resources.

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

Additionally, we cannot be certain that our insurance coverage will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising out of security breaches, particularly if we experience an event that impacts multiple customers, or that such coverage will continue to be available on acceptable terms or at all. Any of these results could adversely affect our business, financial condition, and results of operations.

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

Many states have enacted privacy, data security, and data protection laws. For example, the California Consumer Privacy Act, or CCPA, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that will substantially expand the CCPA effective January 1, 2023. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, and Colorado recently enacted the Colorado Privacy Act, both of which emulate the CCPA and CPRA in many respects. Further, proposals for comprehensive privacy, data security, and data protection legislation are advancing in several other states, and a patchwork of differing requirements would increase the cost and complexity of operating our business and increase our exposure to liability.

Foreign laws relating to privacy, data security, and data protection are also undergoing a period of rapid change and have become more stringent in recent years. For example, the General Data Protection Regulation, or GDPR, applies in the European Union, or EU, and has also been transposed into national law in the United Kingdom, or the UK. The GDPR subjects noncompliant companies to fines of up to the greater of 20 million Euros or 4% of their global annual revenues, potential bans on processing of personal information, and private litigation. The GDPR requires companies to give detailed disclosures about how they collect, use, and share personal information; contractually commit to data protection measures in contracts with customers and vendors; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct, and delete their personal information. The GDPR also requires controllers to conduct data protection impact assessments for certain types of processing and requires processors to assist controllers with such assessments, which may be complex and burdensome to conduct. Laws in EU member states and the UK also impose restrictions on direct marketing communications and the use of cookies and similar technologies online, and a new regulation proposed in the EU called the e-Privacy Regulation may make such restrictions more stringent.

European privacy, data security, and data protection laws, including the GDPR, also generally restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented certain transfer mechanisms. The transfer mechanism on which we have primarily relied for such transfers has been implementation of the European Commission’s Standard Contractual Clauses, or SCCs, in our relevant data transfer agreements. However, a July 2020 decision of the Court of Justice of the EU heightened the standards to use the SCCs for the transfer of EU personal data to countries that have not been deemed to provide an adequate level of protection as required by the GDPR, including the United States, and required the implementation of additional safeguards where necessary. Authorities in Switzerland have since raised questions about the SCCs as a mechanism for complying with Swiss data transfer requirements. On June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. We have elected to rely on the new SCCs for data transfers, and continue to incur significant time and resources to comply with new regulations. The new SCCs may increase the legal risks and liabilities under European privacy, data security, and data protection laws. At present, there are few, if any, viable alternatives to the SCCs. If we do not fully comply with the heightened standards to use the SCCs, including by implementing supplementary measures pursuant to recommendations made by the European Data Protection Board where necessary, we may be subject to fines or penalties and our business may be harmed. In addition, the regulation of data transfers between the EU and UK remains subject to uncertainty following the exit of the U.K. from the EU, or Brexit. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal information from the EU to the UK to continue without restriction for a period of four years ending June 27, 2025. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EU to the UK will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to make such transfers. Additionally, although UK privacy, data security, and data protection law is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the UK will be regulated notwithstanding Brexit. If our efforts to comply with Europe’s highly dynamic cross-border data transfer requirements are not successful, we will face increased risk of substantial fines by European regulators and bans on importing personal information. These evolving requirements may also result in reduced demand for our services from customers subject to the GDPR and require us to increase our data processing capabilities and other operations in Europe at significant expense.

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

As of December 31, 2021, we had 734 customers with $100,000 or greater in ARR. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, the COVID-19 pandemic, heightened information security and privacy requirements, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including due to the risks described in this Annual Report on Form 10-K. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

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

Our future success depends in part on our ability to expand our customers’ use of our offering into additional use cases, our customers renewing their subscriptions and usage-based minimum commitments, and our ability to develop our offering for additional use cases and applications. The terms of our subscriptions and usage-based minimum commitments are primarily one year in duration. Our customers have no obligation to renew after the expiration of the applicable term. In order for us to maintain or improve our results of operations, it is important that our customers enter into relationships with us that increase in value over time, and renew and expand their subscriptions with us, including through the use of our offering for additional use cases and applications. Although we seek to increase our revenue through expanded use of our offering by customers in additional use cases, we may not be successful in such efforts. Our dollar-based net retention rate has historically declined or fluctuated, and may further decline or fluctuate, as a result of a number of factors, including loss of one or more customers, the timing and size of any such losses, business strength or weakness of our customers, customer usage of our offering, customer satisfaction with the capabilities of our offering and our level of customer support, our prices, the capabilities and prices of competing products, decisions by customers to use open source alternatives, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, as some customers transition from Confluent Platform to Confluent Cloud, our dollar-based net retention rate may decline or fluctuate, at least in the short term, as those customers replace subscriptions to Confluent Platform with usage-based minimum commitments. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of competing products, internally developed or managed solutions, including those based on Apache Kafka or other open source alternatives, and global economic conditions. These factors may also be exacerbated if our customer base of larger enterprises continues to grow, which may require increasingly sophisticated and costly sales efforts, and if large enterprises further develop internal capabilities. If our customers do not renew their subscriptions and/or usage-based minimum commitments, expand their use of our offering, and purchase additional products from us, our revenue may decline and our business, financial condition, and results of operations may be harmed.

If we or any of our partners fail to offer high-quality support, our reputation could suffer.

Our customers rely on our or our channel partners’ support personnel to resolve issues and realize the full benefits that our offering provides. High-quality support is also important for the continuation and expansion of our relationships with existing customers. The importance of these support functions will increase as we expand our business and pursue new customers. In certain cases when we provide our offering for sale by channel partners as part of their value-added offerings, our partners may be responsible for providing support and support personnel for our customers. We often have limited to no control or visibility in such cases. If we or such partners do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our sales to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.

The loss of one or more of our key customers, or a failure to renew our agreements with one or more of our key customers, could negatively affect our ability to market our offering.

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

Our offering is often used for and within large scale, complex IT environments. Our customers and some partners require education and experience in the proper use of and the benefits that can be derived from our offering to maximize their potential. If users of our offering do not implement, use, or update our offering correctly or as intended, then inadequate performance and/or security vulnerabilities may result. Because our customers rely on our offering to manage a wide range of operations, the incorrect implementation or use of our offering, or our self-managed customers’ failure to update Confluent Platform, or our failure to train customers on how to use our offering productively may result in customer dissatisfaction, and negative publicity, and may adversely affect our reputation and brand. Our failure to effectively provide education and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, which would adversely affect our business and growth prospects.

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

Our agreements with our customers contain uptime and response service-level commitments. If we fail to meet these commitments, we could face customer terminations or a reduction in renewals, which could significantly affect both our current and future revenue. Any service-level commitment failures could also damage our reputation. In addition, if we are unable to meet the stated uptime requirements described in our Confluent Cloud agreements, we may be contractually obligated to provide these customers with service credits, which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. Any of these outcomes or failures could also adversely affect our business, financial condition, and results of operations.

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

In addition, some open source licenses require end-users who distribute or make available across a network software and services that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that is inconsistent with our applicable policies, or that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their offerings, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits or threats of lawsuits by parties claiming ownership rights in what we believe to be permissively licensed open source software. Resulting litigation could be costly for us to defend and harm our reputation, business, financial condition, and results of operations. If our activities were determined to be out of compliance with the terms of any applicable “copyleft” open source licenses, we may be required to publicly release certain portions of our proprietary source code for no cost, we could face an injunction for our offering, and we could also be required to expend substantial time and resources to re-engineer some or all of our software.

We also regularly contribute source code under open source licenses and have made some of our own software available under open source or source-available licenses, and we include third-party open source software in our offering. Because the source code for any software we contribute to open source projects, including Apache Kafka, or distribute under open source or source-available licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely, and we may be limited in our ability to prevent our competitors or others from using such contributed source code. While we have policies in place that govern such submissions, there is a risk that employees may submit proprietary source code or source code embodying our intellectual property, in either case, not intended to be distributed in such a manner, to such open source projects. In addition, the use of third-party open source software may expose us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may publicize vulnerabilities or otherwise make it easier for hackers and other third parties to determine how to compromise our platform or the systems of our customers who are running our offering. Any of the foregoing could be harmful to our business, results of operations or financial condition, and could help our competitors develop products and services that are similar to or better than ours.

Our offering has evolved from Apache Kafka and other open source software, which are widely available, and therefore, we do not own the exclusive rights to the use of Apache Kafka and other open source software, nor are we able to control the evolution, enhancement, and maintenance of Apache Kafka and other open source software.

The technology underlying our offering has evolved from certain open source software, such as Apache Kafka, and as a result we cannot exclude other companies from adopting and modifying certain common elements of our software and that of such open source software. With open source software, competitors can also develop competing products without the amount of overhead and lead time required for traditional proprietary software development. In addition, if competing products are also based on or compatible with Apache Kafka, existing customers may also be able to easily transfer their applications to competing products. Competitors with greater resources than ours or members of the Apache Kafka community may create similar or superior offerings, or modify Apache Kafka with different, superior features, and could make such products available to the public free of charge. Our competitors or members of the open source community may also develop a new open source project or a closed-source proprietary product that is similar to and superior to Apache Kafka in terms of features or performance, in turn gaining popularity or replacing Apache Kafka as the new standard for data-in-motion technology among developers and other users. As a result, the future of Apache Kafka and other open source software could change dramatically and such change in trajectory, use and acceptance in the marketplace and resulting competitive pressure could result in reductions in the prices we charge for our offering, loss of market share, and adversely affect our business operations and financial outlook. Additionally, the development and growth of our proprietary offering may result in the perception within the open source community of a diminution of our commitment to Apache Kafka and other open source platforms. Such perceptions may negatively affect our reputation within the developer community, which may adversely affect market acceptance and future sales of our offering.

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

We have a limited patent portfolio. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, our issued patents or any patents issued from future patent applications or licensed to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or offerings. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or offerings. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our offering and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our offering is available.

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

We believe that our company values have been and will continue to be a key contributor to our success. We have rapidly increased our workforce across all departments, and we expect to continue to hire aggressively across our business. Our anticipated headcount growth, combined with our transition from a privately-held to a publicly-traded company, may result in changes to certain employees’ adherence to our core company values. If we do not continue to maintain our adherence to our company values as we grow, including through any future acquisitions or other strategic transactions, we may experience increased turnover in a portion of our current employee base and may not continue to be successful in hiring future employees. Moreover, many of our employees may be eligible to receive significant proceeds from the sale of Class A common stock in the public markets. This may lead to higher employee attrition rates. If we do not replace departing employees on a timely basis, our business and growth may be harmed.

Risks Related to Our International Operations

If we are not successful in expanding our operations and customer base internationally, our business and results of operations could be negatively affected.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 36% of our revenue for the year ended December 31, 2021. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2021, approximately 33% of our full-time employees were located outside of the United States, with 9% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

We are subject to risks inherent in international operations that can harm our business, results of operations, and financial condition.

Our current and future international business and operations involve a variety of risks, including:

•
slower than anticipated availability and adoption of cloud infrastructure or cloud-native products by international businesses;
•
changes in a specific country’s or region’s political or economic conditions, including in the UK as a result of Brexit;

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

These developments have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates, and credit ratings may also be subject to increased market volatility. The long-term effects of Brexit will depend on any further agreements, in particular on financial services (or lack thereof), between the UK and the EU.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services) which could apply to our business.

Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements. Any of these outcomes could harm our financial position and results of operations.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our offering and adversely affect our results of operations.

An increasing number of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. Online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. States or local governments may interpret existing laws, or have adopted or may adopt new laws, requiring us to calculate, collect and remit taxes on sales in their jurisdictions. A successful assertion by one or more taxing jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state or local governments of sales tax collection obligations on out-of-state sellers also could create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of $1,096.7 million and $559.6 million, respectively, which may be available to offset taxable income in the future. A portion of the NOLs begin to expire in various years beginning in 2034 for federal purposes and 2025 for state purposes if not utilized. The remaining portion of these federal NOLs are carried forward indefinitely. Of the federal net operating loss carryforwards, approximately 96% can be carried forward indefinitely, but are limited to 80% of annual taxable income. In addition, as of December 31, 2021, we had foreign NOL carryforwards of $59.1 million which can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.

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

We are subject to income taxes in the United States and various foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods in which such outcome is determined.

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

Risks Related to Our Accounting Policies and Internal Controls

Our reported financial results may be adversely affected by changes in generally accepted accounting principles (“GAAP”) in the United States.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract costs, and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have only recently established an internal audit group, and as we continue to grow, we may hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 93.0% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 10.5% of our outstanding classes of common stock as a whole, but controls approximately 16.9% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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

Future transfers or voluntary conversions by holders of shares of Class B common stock will generally result in those shares converting to shares of Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. Certain permitted transfers, as specified in our amended and restated certificate of incorporation, will not result in shares of Class B common stock automatically converting to shares of Class A common stock, including certain estate planning transfers as well as transfers to our founders or our founders’ estates or heirs upon death or incapacity of such founder. If, for example, Mr. Kreps (or family trusts to which he were to transfer shares of Class B common stock) retain a significant portion of his holdings of Class B common stock for an extended period of time, he (or such trusts) could, in the future, control a majority of the combined voting power of our Class A common stock and Class B common stock. As a board member, Mr. Kreps owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Kreps is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

FTSE Russell and Standard & Poor’s do not allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also, in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price, volume, and liquidity of our Class A common stock could be adversely affected.

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•
actual or anticipated fluctuations in our financial condition or results of operations, including due to fluctuations in usage of Confluent Cloud;
•
variance in our financial performance, including sales growth and operating margins, from our forecasts or the expectations of securities analysts;
•
changes in our revenue mix;
•
changes in the pricing of our offering;
•
changes in our projected operating and financial results;
•
changes in laws or regulations applicable to our offering;
•
seasonality in sales, customer implementations, results of operations, and RPO;
•
announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•
significant data breaches, disruptions to or other incidents involving our offering;
•
our involvement in litigation or regulatory actions;
•
future sales of our Class A common stock and Class B common stock by us or our stockholders;
•
changes in senior management or key personnel;
•
the trading volume of our Class A common stock;
•
financial results, changes in operating performance and stock market valuations of technology companies in our industry segment, including our partners and competitors;
•
changes in the anticipated future size and growth rate of our market; and
•
general economic and market conditions, including effects of inflationary pressures.

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

We have broad discretion in the use of the net proceeds to us from our IPO and our convertible notes offering and may not use them effectively.

We have broad discretion in the application of the net proceeds to us from our IPO and our convertible notes offering. Because of the number and variability of factors that will determine our use of the net proceeds from our IPO and convertible notes offering, our ultimate use may vary substantially from our currently intended use. Investors will need to rely on the judgment of our management with respect to the use of proceeds. Pending use, we may invest the net proceeds from our IPO and our convertible notes offering in short-term, investment-grade, interest-bearing securities, such as money market funds, corporate notes and bonds, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government that may not generate a high yield for our stockholders. If we do not use the net proceeds that we received in our IPO or convertible notes offering effectively, our business, financial condition, results of operations, and prospects could be harmed, and the market price of our Class A common stock could decline.

Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our equity holders who held our capital stock prior to completion of the IPO have substantial unrecognized gains on the value of the equity they hold based on recent market prices of our shares of Class A common stock, and therefore, they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

Additionally, the conversion of some or all of the notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our Class A common stock could depress the price of our Class A common stock.

In addition, as of December 31, 2021, up to 65,399,423 shares of our Class B common stock and up to 2,961,468 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 37,959,820 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Further, certain holders of our outstanding common stock, including our founders and entities affiliated with our founders and certain of our directors, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, officers and directors under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards, which allows us to delay adoption until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, when we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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
•
provide that our directors may be removed for cause only upon the vote of the holders of at least a majority of our outstanding shares of voting stock;
•
provide that vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office, even though less than a quorum, or by a sole remaining director; and
•
require the approval of our board of directors or the holders of at least 66 2/3% of the voting power of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

Risks Related to Our Convertible Senior Notes

We may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of the notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid special interest. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Certain provisions in the indenture governing the notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing the notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the notes generally requires us to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Mountain View, California, where we lease approximately 75,475 square feet pursuant to a lease which expires in 2029. We also lease other offices including in Austin, Texas, London, England, and Dubai, United Arab Emirates. Additionally, we hold many short-term office service memberships in numerous other locations globally. We do not own any real property. We believe that our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from activities in the normal course of business. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. Defending any legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “CFLT” since June 24, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Holders of Record

As of February 10, 2022, there were 90 stockholders of record of our Class A common stock and 57 stockholders of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, our ability to pay dividends may be restricted by agreements we may enter into in the future.

Recent Sales of Unregistered Securities

•
From January 1, 2021 to June 24, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-257338), we granted to certain directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 17,189,295 shares of our Class B common stock under our Amended and Restated 2014 Stock Plan, or our 2014 Plan, at exercise prices ranging from $12.90 to $22.77 per share.

•
From January 1, 2021 to June 24, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-257338), we granted to certain employees an aggregate of 4,084,219 restricted stock units to be settled in shares of Class B common stock under the 2014 Plan.

•
From January 1, 2021 to June 24, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-257338), we issued to certain directors, officers, employees, consultants, and other service providers an aggregate of 10,627,793 shares of our Class B common stock upon the exercise of options under the 2014 Plan at exercise prices ranging from $0.04 to $19.95 per share, for an aggregate purchase price of $36.8 million.

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

Use of Proceeds

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The performance graph below compares the cumulative total return on our Class A common stock from June 24, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2021 with (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, assuming the investment of $100 in our Class A common stock and in both of the other indices on June 24, 2021 and the reinvestment of dividends. The performance graph uses the closing market price on June 24, 2021 of $45.02 per share as the initial value of our Class A common stock. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and “Confluent” refer to Confluent, Inc. and its consolidated subsidiaries. Unless otherwise indicated, references to our “common stock” include our Class A common stock and Class B common stock.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the final prospectus for our initial public offering (“IPO”) dated as of June 23, 2021 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on June 25, 2021.

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

Confluent Platform customers receive access to our proprietary features and various tiers of customer support. Our Confluent Platform subscriptions primarily have one-year terms and are generally billed annually in advance. Confluent Cloud customers may purchase subscriptions either without a minimum commitment contract on a month-to-month basis, which we refer to as pay-as-you-go, or under a usage-based minimum commitment contract of at least one year in duration, in which customers commit to a fixed minimum monetary amount at specified per-usage rates. Pay-as you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based minimum commitments are billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. As a result, our revenue may fluctuate from period to period due to varying patterns of customer consumption.

We are focused on the acquisition of new customers and expanding within our current customers. Our go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert online to become paying customers either on a pay-as-you-go model or with a minimum commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 3,470, 2,100, and 820 customers as of December 31, 2021, 2020, and 2019, respectively. We have experienced significant growth, with revenue increasing from $236.6 million for the year ended December 31, 2020 to $387.9 million for the year ended December 31, 2021, representing year-over-year growth of 64%, and from $149.8 million for the year ended December 31, 2019 to $236.6 million for the year ended December 31, 2020, representing year-over-year growth of 58%.

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

Since the pandemic began, we have experienced, and may continue to experience in future periods, an adverse impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, including delays in delivery of professional services and education services to customers and a lengthening in the sales cycle for some prospective customers. If our customers or partners experience new or continued downturns or uncertainty in their own business operations or revenue resulting from the ongoing COVID-19 pandemic, they may decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue, dollar-based net retention rate (“NRR”), and cash receipts for us.

Despite the adverse impacts described above, the pandemic has caused more of our existing and potential customers to accelerate their digital transformation efforts. As a result, we believe the value of our offering is becoming even more evident, which may result in a positive impact on our business over the long term. In addition, during the years ended December 31, 2021 and 2020, we saw slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer, partner, and employee events. While slower growth in operating expenses had a short-term benefit to our results of operations for the years ended December 31, 2021 and 2020, we expect expenses related to travel, in-person events, real estate and facilities to increase in 2022.

We adopted several measures in response to the COVID-19 pandemic to focus on maintaining business continuity and preparing for the long-term success of our business, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, requiring events to be held virtually, and temporarily reducing the pace of our employee hiring across all functions in the second and third quarters of 2020. In particular, the reduction in employee hiring for our sales and marketing organization has negatively impacted our near- to medium-term growth rate and revenue. Furthermore, as a government contractor, we are subject to the federal government vaccination mandate, which requires federal contractor employees, except in certain limited circumstances, to be vaccinated against COVID-19 by January 4, 2022. While the vaccination mandate remains subject to the interpretation of various government agencies and other entities, and questions remain regarding the specific application of the vaccination mandate, we have developed and implemented certain protocols to voluntarily comply with the vaccination mandate. As of and for the year ended December 31, 2021, the vaccination mandate has not had a material impact on our employees or operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our business, employees, customers, and business partners. The global impact of COVID-19 continues to rapidly evolve, and while the broader implications of the ongoing COVID-19 pandemic remain uncertain, we will continue to monitor the situation and the effects on our business and operations.

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

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer customers a free cloud trial and a pay-as-you-go arrangement to encourage adoption and usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our subscription revenue to increase over time. Our Confluent Cloud revenue increased from $31.4 million for the year ended December 31, 2020 to $94.2 million for the year ended December 31, 2021, representing year-over-year growth of 200%, and from $14.4 million for the year ended December 31, 2019 to $31.4 million for the year ended December 31, 2020, representing year-over-year growth of 117%.

Growing Our Customer Base and Extending Our Global Reach

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and created more self-serve opportunities, we have significantly broadened our reach of customers and are able to attract a greater array of customers. This is evidenced by our significant increase in customer count in recent years, driven by Confluent Cloud customers. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, the impact of marketing efforts to enhance our brand, and competitive dynamics in our target markets. We had approximately 3,470, 2,100, and 820 customers as of December 31, 2021, 2020, and 2019, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers. During the years ended December 31, 2021, 2020, and 2019, 36%, 34%, and 32% of our total revenue came from outside of the United States, respectively.

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

Investing in Growth and Scaling our Business

We believe our market opportunity is significant, and we are focused on continuing to make substantial investments in our long-term revenue and profitability potential. We believe it is critical to scale across all organizational functions, including our sales and marketing organization, in order to capture this opportunity. Any investments we make in our sales and marketing organization will occur in advance of experiencing the benefits from such investments, and it may be difficult for us to determine if we are efficiently allocating resources within the organization. We intend to continue to invest to grow our business to take advantage of our expansive market opportunity rather than optimize for profitability, margins, or cash flow in the near future.

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

RPO as a metric is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or future expansion. RPO may also fluctuate due to a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amount of customer contracts. Due to these factors, it is important to review RPO in conjunction with revenue and other financial measures disclosed elsewhere in this Annual Report on Form 10-K. Our RPO was $500.6 million, $261.7 million, and $159.6 million as of December 31, 2021, 2020, and 2019, respectively.

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as the revenue customers contractually committed to over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes services and pay-as-you-go arrangements. Similar to RPO, ARR as a metric is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or future expansion. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 734, 513, and 337 customers with $100,000 or greater in ARR as of December 31, 2021, 2020, and 2019, respectively.

From time to time, we may refine our methodology of calculating ARR. We have included, and continue to include, annualized overages in our calculation of ARR. Customers are contractually committed to pay overages plus the minimum contractually committed amount. Beginning in the third quarter of 2021, we refined our methodology of calculating ARR to only include overages above the contractually committed ARR, to align with how our management assesses ARR internally. This change in methodology had an immaterial impact to historical amounts presented, which have not been retroactively adjusted.

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, which includes any growth in the value of subscriptions and is net of contraction or attrition over the prior 12 months. Services and pay-as-you-go arrangements are excluded from the calculation of ARR. We then divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our subscriptions that expand, renew, contract, or attrit, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was over 130% as of December 31, 2021, demonstrating our ability to expand within existing customers.

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. The majority of our revenue from Confluent Cloud for the years ended December 31, 2021 and 2020 was based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. During the year ended December 31, 2019, the majority of our revenue from Confluent Cloud was derived from contracts that are not usage-based, with revenue from these contracts recognized ratably over the non-cancelable term of the subscription for such contracts, as our usage-based offering for Confluent Cloud became available in late 2019. Our subscriptions primarily have one-year terms, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

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

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with customer support and maintenance, third-party cloud infrastructure costs, amortization of internal-use software, and allocated overhead costs for information technology, facilities, and recruiting. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases.

Cost of Services Revenue. Cost of services revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with our professional services and education services, costs of third-party contractors, and allocated overhead. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs.

Research and Development. Research and development expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, net of capitalized amounts, third-party cloud infrastructure expenses incurred in developing our platform, software and subscription services dedicated for use by our research and development organization, contractor and professional services fees, and allocated overhead. We expect our research and development expenses will continue to increase in absolute dollars as our business grows and we continue to invest in our offering.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, and stock-based compensation, costs related to marketing programs, amortization of deferred contract acquisition costs, which consist of sales commissions and the associated payroll taxes, travel-related costs, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time and continue to be our largest operating expense for the foreseeable future as we expand our sales force, increase our marketing resources, and expand into new markets.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation for administrative functions including finance, human resources, and legal, professional fees, software and subscription services dedicated for use by our general and administrative functions, and allocated overhead.

As a result of our IPO, we have incurred and expect to continue to incur additional expenses to operate as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for investor relations and professional services. As discussed in Note 10 to our consolidated financial statements, we also recognized non-cash expense of $13.3 million related to the charitable donation of our Class A common stock to Confluent.org in June 2021. We expect that our general and administrative expenses will increase in absolute dollars as our business grows.

Interest Income

Interest income consists primarily of interest earned on our cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of amortization of premiums and accretion of discounts on marketable securities, interest expense from amortization of debt issuance costs, gains and losses from foreign currency transactions, and realized gains and losses on marketable securities.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and U.S. state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and U.K. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Subscription	$347,099	$208,633	$130,206
Services	40,765	27,944	19,599
Total revenue	387,864	236,577	149,805
Cost of revenue:
Subscription(1)(2)	94,860	49,283	28,395
Services(1)(2)	42,432	26,193	20,974
Total cost of revenue	137,292	75,476	49,369
Gross profit	250,572	161,101	100,436
Operating expenses:
Research and development(1)(2)	161,925	105,399	58,090
Sales and marketing(1)(2)	319,331	166,361	115,792
General and administrative(1)(2)	108,936	122,516	24,662
Total operating expenses	590,192	394,276	198,544
Operating loss	(339,620)	(233,175)	(98,108)
Interest income	2,020	4,113	2,494
Other (expense) income, net	(2,027)	(973)	567
Loss before income taxes	(339,627)	(230,035)	(95,047)
Provision for (benefit from) income taxes	3,174	(207)	(5)
Net loss	$(342,801)	$(229,828)	$(95,042)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020		2019
	(in thousands)
Cost of revenue - subscription	$12,571	$2,572		$1,161
Cost of revenue - services	5,418	1,745		994
Research and development	49,051	33,755		6,268
Sales and marketing	55,506	14,734		6,545
General and administrative	33,078	90,535		3,649
Total stock-based compensation expense	$155,624	$143,341	*	$18,617

*In connection with a tender offer and secondary sales of our common stock and convertible founder stock, stock-based compensation expense for the year ended December 31, 2020 included $111.9 million of expense related to the amount paid in excess of the estimated fair value of common stock as of the date of the transactions. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(2) Includes employer taxes on employee stock transactions as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue - subscription	$636	$9	$-
Cost of revenue - services	377	16	1
Research and development	2,278	81	20
Sales and marketing	4,266	271	64
General and administrative	2,532	143	21
Total employer taxes on employee stock transactions	$10,089	$520	$106

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription	89%	88%	87%
Services	11	12	13
Total revenue	100	100	100
Cost of revenue:
Subscription	24	21	19
Services	11	11	14
Total cost of revenue	35	32	33
Gross profit	65	68	67
Operating expenses:
Research and development	42	45	39
Sales and marketing	82	70	77
General and administrative	28	52	16
Total operating expenses	152	167	132
Operating loss	(87)	(99)	(65)
Interest income	1	2	2
Other (expense) income, net	(1)	0	0
Loss before income taxes	(87)	(97)	(63)
Provision for (benefit from) income taxes	1	0	0
Net loss	(88)%	(97)%	(63)%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Subscription	$347,099	$208,633	$138,466	66%
Services	40,765	27,944	12,821	46%
Total revenue	$387,864	$236,577	$151,287	64%

Subscription revenue increased by $138.5 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each quarter end within the year ended December 31, 2021. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 130% as of December 31, 2021. Confluent Platform and Confluent Cloud contributed 73% and 27% of our subscription revenue during the year ended December 31, 2021, respectively, compared to 85% and 15% during the year ended December 31, 2020, respectively.

Services revenue increased by $12.8 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. This was primarily due to an increase in delivery of professional services as we expanded our professional services organization to help our customers further realize the benefits of our offering.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$94,860	$49,283	$45,577	92%
Services	42,432	26,193	16,239	62%
Total cost of revenue	$137,292	$75,476	$61,816	82%
Gross profit	$250,572	$161,101	$89,471	56%

	Year Ended December 31,
	2021	2020
Gross margin
Subscription	73%	76%
Services	(4)%	6%
Total gross margin	65%	68%

Cost of subscription revenue increased by $45.6 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $15.7 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs driven by increased headcount, an increase of $14.1 million in third-party cloud infrastructure costs, and an increase of $10.0 million in stock-based compensation expense. The increase in stock-based compensation expense was primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with our IPO.

Cost of services revenue increased by $16.2 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $8.1 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs driven by increased headcount, and an increase of $3.7 million in stock-based compensation expense. The increase in stock-based compensation expense was primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP. The increase in cost of services revenue was also due to an increase of $3.5 million in third-party contractors who supplemented our services delivery team.

Our subscription gross margin decreased primarily due to higher stock-based compensation expense, higher personnel-related costs, and the change in our revenue mix, partially offset by economies of scale resulting from increased efficiency and optimization of our infrastructure. Our services gross margin decreased primarily due to higher stock-based compensation expense and higher third-party contractor expense.

Research and Development

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$161,925	$105,399	$56,526	54%
Percentage of revenue	42%	45%

Research and development expenses increased by $56.5 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $32.4 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs driven by increased headcount, and an increase of $15.3 million in stock-based compensation expense, net of amounts capitalized. The increase in stock-based compensation expense, net of amounts capitalized, was due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP, partially offset by $23.9 million of stock-based compensation expense related to a tender offer and a secondary sale of our common and convertible founder stock that occurred during the year ended December 31, 2020. In the tender offer and secondary sales transactions, we facilitated sales by directors, employees, and non-employees to existing and new investors at a per share purchase price in excess of estimated fair value. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. The increase in research and development expenses was also due to an increase of $3.6 million of third-party cloud infrastructure expenses incurred in developing our platform, and an increase of $2.2 million of employer taxes on employee stock transactions.

Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$319,331	$166,361	$152,970	92%
Percentage of revenue	82%	70%

Sales and marketing expenses increased by $153.0 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $71.9 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs driven by increased headcount, and an increase of $40.8 million in stock-based compensation expense. The increase in stock-based compensation expense was primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP, partially offset by $3.5 million of stock-based compensation expense related to the tender offer that occurred during the year ended December 31, 2020 described under “—Research and Development.” The increase in sales and marketing expenses was also due to an increase of $16.3 million in advertising costs and marketing programs, an increase of $10.7 million of amortization of deferred contract acquisition costs, and an increase of $4.0 million of employer taxes on employee stock transactions.

General and Administrative

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$108,936	$122,516	$(13,580)	(11)%
Percentage of revenue	28%	52%

General and administrative expenses decreased by $13.6 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily due to an overall decrease of $57.5 million of stock-based compensation expense as a result of $83.9 million of stock-based compensation expense related to the tender offer and secondary sales that occurred during the year ended December 31, 2020 described under “—Research and Development,” partially offset by increases in stock-based compensation expense due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP, as well as $3.8 million of stock-based compensation expense related to performance-based options, for which the performance-based vesting condition was satisfied upon the effectiveness of the IPO. The decrease in general and administrative expenses was partially offset by an increase of $19.1 million in personnel-related costs (excluding stock-based compensation expense) and allocated overhead costs driven by increased headcount, an increase of $13.3 million associated with the charitable donation of our Class A common stock upon the consummation of the IPO, an increase of $5.9 million in professional services fees and other expenses to operate as a public company, and an increase of $2.4 million of employer taxes on employee stock transactions.

Interest Income

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Interest income	$2,020	$4,113	$(2,093)	(51)%

Interest income decreased by $2.1 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to lower returns on marketable securities.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other expense, net	$(2,027)	$(973)	$(1,054)	108%

Other expense, net increased by $1.1 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to losses from foreign currency transactions and interest expense from amortization of debt issuance costs.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Loss before income taxes	$(339,627)	$(230,035)	$(109,592)	(48)%
Provision for (benefit from) income taxes	$3,174	$(207)	$3,381	1633%
Effective tax rate	(0.9)%	0.1%

The provision for income taxes during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase in foreign taxes as we continued our global expansion and the establishment of the U.K. valuation allowance. During the year ended December 31, 2021, based on the weight of positive and negative evidence, we established a valuation allowance on its U.K. net deferred tax assets resulting in a tax expense of $1.1 million.

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets. The most significant component of our recorded tax expense is current cash taxes in various foreign jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate might fluctuate to the extent earnings are lower in countries that have lower statutory rates or higher in countries that have higher statutory rates.

Liquidity and Capital Resources

To date, we have financed operations primarily through proceeds received from issuances of equity and debt securities and payments received from our customers. In June 2021, we completed our IPO, which resulted in proceeds of $786.6 million, net of underwriting discounts and commissions.

In December 2021, we issued $1.1 billion aggregate principal amount of 0% convertible senior notes due 2027 (the “2027 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $100.0 million principal amount of the 2027 Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2027 Notes, after deducting the initial purchasers’ discounts and commissions and debt issuance costs, were $1,080.5 million. See Note 6, Convertible Senior Notes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2,016.0 million. Our cash and cash equivalents primarily consist of bank deposits, U.S. treasury securities, money market funds, and commercial paper. Our marketable securities consist of corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and municipal bonds. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments, net of sublease receipts, primarily related to our office space.

We have generated significant operating losses and negative cash flows from operations. As of December 31, 2021, we had an accumulated deficit of $748.9 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(105,060)	$(82,057)	$(68,834)
Net cash (used in) provided by investing activities	$(400,583)	$(176,859)	$35,641
Net cash provided by financing activities	$1,844,514	$276,758	$13,432

Cash Flows from Operating Activities

We generally invoice our customers annually in advance for our term-based licenses and either annually in advance or monthly in arrears for our SaaS offering. Our largest source of operating cash is payments received from our customers. We have in the past and expect in the future to experience seasonality, with the fourth quarter historically being our strongest quarter for new customer sales, renewals, and expansion as a result of large enterprise buying patterns. Accordingly, the operating cash flow benefit from increased collections from our customers generally occurs in the subsequent one to two quarters after billing. We expect seasonality, timing of billings, and collections from our customers to have a material impact on our cash flow from operating activities from period to period. Our primary uses of cash from operating activities are for personnel-related expenses, third-party cloud infrastructure costs, sales and marketing expenses, and overhead expenses.

Cash used in operating activities of $105.1 million for the year ended December 31, 2021 primarily consisted of our net loss of $342.8 million, adjusted for non-cash charges of $215.9 million, and net cash inflows of $21.9 million from changes in our operating assets and liabilities. Our non-cash charges included $155.6 million of stock-based compensation expense, net of amounts capitalized, $26.7 million of amortization of deferred contract acquisition costs, $13.3 million of Class A common stock charitable donation expense, and $11.0 million of non-cash operating lease costs. The main drivers of the changes in operating assets and liabilities were an $87.3 million increase in deferred revenue corresponding with our increased sales and a $61.1 million increase in accrued expenses and other liabilities due to timing of payments, increased headcount, growth in our business, and employee contributions under the 2021 ESPP, partially offset by a $57.9 million increase in deferred contract acquisition costs due to our increased sales, a $32.5 million increase in accounts receivable due to overall growth of our sales and our expanding customer base, and a $31.4 million increase in prepaid expenses and other assets primarily driven by prepaid third-party cloud infrastructure costs and prepaid insurance as a result of becoming a public company.

Cash used in operating activities of $82.1 million for the year ended December 31, 2020 primarily consisted of our net loss of $229.8 million, adjusted for non-cash charges of $173.5 million, and net cash outflows of $25.7 million from changes in our operating assets and liabilities. Our non-cash charges included $143.3 million of stock-based compensation expense ($111.9 million of which related to a tender offer and secondary sales transactions involving purchase prices in excess of estimated fair value of the shares sold), net of amounts capitalized, $16.0 million of amortization of deferred contract acquisition costs, and $11.9 million of non-cash operating lease costs. The main drivers of the changes in operating assets and liabilities were a $41.6 million increase in accounts receivable due to our increased sales and expanding customer base, and a $38.1 million increase in deferred contract acquisition costs due to our increased sales. These amounts were partially offset by a $64.1 million increase in deferred revenue corresponding with our increased sales.

Cash Flows from Investing Activities

Cash used in investing activities of $400.6 million for the year ended December 31, 2021 was primarily due to purchases of marketable securities of $663.6 million, capitalized internal-use software development costs of $5.3 million, and purchases of property and equipment of $3.6 million, partially offset by maturities of marketable securities of $271.9 million.

Cash used in investing activities of $176.9 million for the year ended December 31, 2020 was primarily due to purchases of marketable securities of $329.6 million, capitalized internal-use software development costs of $3.6 million, and purchases of property and equipment of $1.0 million, partially offset by sales and maturities of marketable securities totaling $157.4 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $1,844.5 million for the year ended December 31, 2021 was primarily due to $1,081.3 million in proceeds from the issuance of the 2027 Notes, net of issuance costs, $786.6 million in proceeds from our IPO, net of underwriting discounts and commissions, and $70.7 million in proceeds from the issuance of common stock upon exercises of stock options, net of repurchases, partially offset by $91.0 million used to purchase capped calls and $3.1 million of payments of deferred offering costs.

Cash provided by financing activities of $276.8 million for the year ended December 31, 2020 was primarily due to $259.8 million in net proceeds from the issuance of our Series E redeemable convertible preferred stock and $17.1 million in proceeds from the issuance of common stock upon exercises of stock options, net of repurchases.

Contractual Obligations and Commitments

Convertible Senior Notes. As of December 31, 2021, we had $1.1 billion outstanding principal associated with our 2027 Notes. See Note 6, Convertible Senior Notes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Operating Leases. Our operating lease commitments, net of sublease receipts, relate primarily to our office space. As of December 31, 2021, we had fixed lease payment obligations of $44.9 million, with $10.5 million expected to be paid within 12 months and the remainder thereafter. See Note 7, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Purchase Obligations. As of December 31, 2021, our purchase obligations were $471.3 million, with $71.0 million expected to be paid within 12 months and the remainder thereafter. Our purchase obligations primarily relate to non-cancelable agreements for third-party cloud infrastructure agreements, under which we are granted access to use certain cloud services. See Note 7, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

In January 2022, we entered into an amended third-party cloud infrastructure agreement that includes a non-cancelable commitment of $150.0 million over the next five years through January 2027.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our financial condition, results of operations, and cash flows will be affected.

We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We generate revenue from the sale of subscriptions and services. Subscription revenue consists of revenue from term-based licenses that include post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. Confluent Cloud customers may purchase subscriptions either without a minimum commitment contract on a month-to-month basis, which we refer to as pay-as-you-go, or under a usage-based minimum commitment contract of at least one year in duration, in which customers commit to a fixed minimum monetary amount at specified per-usage rates. Our pay-as-you-go arrangements have historically represented an immaterial portion of revenue. We primarily enter into subscription contracts with one-year terms, and subscription contracts are generally non-cancelable and non-refundable, although customers can terminate for breach if we materially fail to perform. Services revenue consists of revenue from professional services and education services. We generate sales of our subscriptions and services through our sales teams, self-service channel, and partner ecosystem, including the major cloud provider marketplaces.

The consolidated financial statements reflect our accounting for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, we recognize revenue when customers obtain control of promised subscriptions or services in an amount that reflects the consideration that we expect to receive in exchange for those subscriptions or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, the following steps are performed:

(i)
identification of the contract with a customer

We generally contract with customers through order forms, which are governed by master sales agreements, and through cloud provider marketplaces. We determine that we have a contract with a customer when the contract is approved, each party’s rights regarding the subscriptions or services to be transferred and the payment terms for the services can be identified, we have determined the customer has the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, reputation, and financial or other information pertaining to the customer.

When a contract is entered into, we evaluate whether the contract is part of a larger arrangement and should be accounted for with other contracts, and whether the combined or single contract includes more than one performance obligation.

(ii)
identification of the performance obligations in the contract

Performance obligations are identified based on the subscriptions and services that will be transferred to the customer that are both (1) capable of being distinct, whereby the customer can benefit from the subscriptions or services either on their own or together with other resources that are readily available from third parties or from us, and (2) are distinct in the context of the contract, whereby the transfer of the subscriptions and services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised subscriptions or services, we apply judgment to determine whether promised subscriptions or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, or if performance obligations follow the same pattern of recognition, the promised subscriptions or services are accounted for as a combined performance obligation. We have concluded that our contracts with customers do not contain warranties that give rise to a separate performance obligation.

(iii)
measurement of the transaction price

The transaction price is the total amount of consideration we expect to be entitled to in exchange for the subscriptions and services in a contract. The transaction price in a usage-based SaaS contract is typically equal to the minimum commitment in the contract, less any discounts provided. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Our contracts do not contain a significant financing component.

(iv)
allocation of the transaction price to the performance obligations

If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price using a relative standalone selling price, or SSP, allocation based on the SSPs of each performance obligation. Determining the relative SSP for contracts that contain multiple performance obligations is a critical accounting estimate. We establish SSP based on multiple factors, including prices at which we separately sell standalone subscriptions and services. In cases where directly observable standalone sales are not available, such as when license and PCS are not sold on a standalone basis, we establish the SSP by using information such as the historical selling price of performance obligations in similar transactions, market conditions, and our pricing practices, which can require significant judgment and are subject to change based on continuous reevaluation. There is typically more than one SSP for individual subscriptions and services due to the stratification of subscription support tiers and services. We also consider if there are any additional material rights inherent in a contract, and if so, we allocate revenue to the material right as a performance obligation.

(v)
recognition of revenue when we satisfy each performance obligation

We recognize revenue at the time the related performance obligation is satisfied, in an amount that reflects the consideration we expect to be entitled to in exchange for those subscriptions or services. We record revenue net of any withholding, value added, or sales tax, as well as any discounts or marketing development funds.

Subscription Revenue

Our subscription revenue includes revenue from Confluent Platform for licenses sold in conjunction with PCS. The license provides the right to use licensed proprietary software features, which represents significant standalone functionality and is therefore deemed a distinct performance obligation. License revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS is based on its continuous pattern of transfer to the customer and therefore is recognized ratably over the contract term.

Our subscription revenue also includes revenue from Confluent Cloud for our usage-based minimum commitment and pay-as-you-go offering, which is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. For contracts that are not usage-based, revenue from Confluent Cloud is recognized ratably over the non-cancelable contractual term of the arrangement, generally beginning on the date that the service is made available to the customer.

Services Revenue

Our services revenue includes revenue from professional services and education services, which are generally sold on a time-and-materials basis. We recognize the associated revenue as services are delivered.

Deferred Contract Acquisition Costs

Sales commissions earned by our sales force and the associated payroll taxes are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized over an estimated period of benefit, which we have determined to be five years. To determine the period of benefit, we consider our technology development cycle, the cadence of software releases, the nature of our customer contracts, the duration of customer relationships, and the expected renewal period. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts and incremental sales to existing customers) are deferred and then amortized over the renewal contract term. Amortization of deferred contract acquisition costs are included in sales and marketing expenses in the consolidated statements of operations. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs.

Stock-Based Compensation

We record stock-based compensation expense in connection with all stock-based awards, including stock options and restricted stock units (“RSUs”) granted to employees and non-employees and stock purchase rights granted under the ESPP to employees, based on the fair value of the awards granted. The fair value of each stock option and ESPP right is estimated on the grant date using the Black-Scholes option-pricing model. For awards that vest based only on continuous service, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Prior to our IPO, we also granted certain awards that had both a service-based and a performance-based vesting condition. Stock-based compensation expense for such awards is recognized using the accelerated attribution method over the requisite service period when it is probable the performance-based vesting condition will be achieved. The performance-based vesting condition was satisfied upon the sale of our common stock in a firm commitment underwritten public offering. If an award contains a provision whereby vesting is accelerated upon a change in control, we recognize stock-based compensation expense on a straight-line basis, as a change in control is considered to be outside of our control and is not considered probable until it occurs. Forfeitures are accounted for as they occur.

The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•
Fair value of the underlying common stock. Prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards were approved. After our IPO, the fair value of our common stock is determined by the closing price of our common stock on the date of grant, which is traded on the Nasdaq Global Select Market.

•
Expected term. We determine the expected term for stock options that have only service-based vesting conditions based on the period the stock options are expected to be outstanding using the simplified method, calculated as the average of the time-to-vesting and the contractual life of the options. For other option grants, we estimate the expected term using historical data on employee exercises and post-vesting employment termination behavior, considering the contractual life of the award.

•
Expected volatility. We derive the expected volatility at the grant date from the average historical volatilities of public companies within our industry over a period equal to the expected term of the options.

•
Risk-free interest rate. We use the implied yield available on U.S. Treasury zero-coupon notes with maturities equivalent to the option’s expected term.

•
Expected dividend yield. We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.

The following table summarizes the weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	6.17	6.17	6.04
Expected volatility	66.3%	68.3%	59.0%
Risk-free interest rate	1.1%	0.5%	1.8%
Expected dividend yield	0%	0%	0%

Common Stock Valuations

Prior to the IPO, the fair value of the common stock underlying our stock-based awards was determined by our board of directors, with input from management and contemporaneous independent third-party valuations. We believe that our board of directors had the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

•
the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•
the prices paid for common or redeemable convertible preferred stock sold to third-party investors by us and prices paid in tender offers or secondary transactions;

•
lack of marketability of our common stock;

•
our operating and financial performance;

•
current business conditions and projections;

•
hiring of key personnel and the experience of our management;

•
the history of the company and the introduction of new products;

•
our stage of development;

•
likelihood of achieving a liquidity event, such as an initial public offering, a merger, or acquisition of our company given prevailing market conditions;

•
the market performance of comparable publicly traded companies; and

•
U.S. and global capital market conditions.

The fair value of our common stock was determined using various valuation methods, including a combination of the income and market approach. The income approach estimated value based on the expectation of future cash flows that we would generate. These future cash flows were discounted to their present values using a discount rate that was derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or those with similar business operations and was adjusted to reflect the risks inherent in our cash flows. The market approach estimated value based on a comparison of our company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple was determined and then applied to our financial forecasts to estimate the value of our company.

For each valuation, the fair value, or equity value, of our business determined by the income and market approaches was then allocated to the common stock using either the option-pricing method, or OPM, or a hybrid of the probability-weighted expected return method, or PWERM, and OPM methods. Our valuations prior to December 31, 2020 were allocated based on the OPM. Beginning December 31, 2020, our valuations were allocated based on a hybrid method of the PWERM and the OPM.

Application of these approaches and methodologies involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events.

Recent Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and accounting pronouncements not yet adopted.

Jumpstart Our Business Startups (“JOBS”) Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of December 31, 2021, we had $2,016.0 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and municipal bonds. In addition, we had $0.8 million of restricted cash as of December 31, 2021 in support of letters of credit in connection with non-cancelable operating lease agreements for our office spaces. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of December 31, 2021.

In December 2021, we issued $1.1 billion aggregate principal amount of 0% convertible senior notes due 2027 (the “2027 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $100.0 million principal amount of the 2027 Notes, in a private placement. The fair values of the 2027 Notes are subject to market risk and other factors due to the conversion feature. The fair value of the 2027 Notes will generally increase as our Class A common stock price increases, and will generally decrease as our Class A common stock price declines. The market value changes affect the fair value of the 2027 Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the 2027 Notes at face value less unamortized debt issuance costs on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	91
Consolidated Balance Sheets as of December 31, 2021 and 2020	92
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019	94
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2021, 2020, and 2019	95
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021, 2020, and 2019	96
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019	97
Notes to Consolidated Financial Statements	99

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Confluent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Confluent, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 24, 2022

We have served as the Company’s auditor since 2018.

Confluent, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,375,932	$36,789
Marketable securities	640,085	251,756
Accounts receivable, net of allowance	137,491	105,971
Deferred contract acquisition costs	27,646	14,403
Prepaid expenses and other current assets	44,919	18,775
Total current assets	2,226,073	427,694
Property and equipment, net	14,428	6,718
Operating lease right-of-use assets	37,281	48,273
Deferred contract acquisition costs, non-current	51,178	33,196
Other assets, non-current	13,769	10,238
Total assets	$2,342,729	$526,119
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,591	$1,646
Accrued expenses and other liabilities	98,974	33,711
Operating lease liabilities	9,236	10,492
Deferred revenue	220,920	142,901
Liability for early exercise of unvested stock options	11,467	5,049
Total current liabilities	348,188	193,799
Operating lease liabilities, non-current	31,645	40,440
Deferred revenue, non-current	25,557	16,292
Convertible senior notes, net	1,080,701	-
Other liabilities, non-current	6,357	7,203
Total liabilities	1,492,448	257,734
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, par value $0.00001 per share; 0 and 115,277,850 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 115,277,850 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $575,085 as of December 31, 2021 and December 31, 2020, respectively	-	574,634

	December 31, 2021	December 31, 2020
Stockholders’ equity (deficit):
Preferred stock, par value of $0.00001 per share; 10,000,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	-	-
Common stock, par value of $0.00001 per share; 0 and 323,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 109,447,843 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-	1
Convertible founder stock, par value of $0.00001 per share; 0 and 635,818 shares authorized December 31, 2021 and December 31, 2020, respectively; 0 and 635,818 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 116,728,968 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1	-
Class B common stock, par value of $0.00001 per share; 500,000,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 155,072,914 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2	-
Additional paid-in capital	1,599,962	99,575
Accumulated other comprehensive (loss) income	(830)	228
Accumulated deficit	(748,854)	(406,053)
Total stockholders’ equity (deficit)	850,281	(306,249)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$2,342,729	$526,119

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription	$347,099	$208,633	$130,206
Services	40,765	27,944	19,599
Total revenue	387,864	236,577	149,805
Cost of revenue:
Subscription	94,860	49,283	28,395
Services	42,432	26,193	20,974
Total cost of revenue	137,292	75,476	49,369
Gross profit	250,572	161,101	100,436
Operating expenses:
Research and development	161,925	105,399	58,090
Sales and marketing	319,331	166,361	115,792
General and administrative	108,936	122,516	24,662
Total operating expenses	590,192	394,276	198,544
Operating loss	(339,620)	(233,175)	(98,108)
Interest income	2,020	4,113	2,494
Other (expense) income, net	(2,027)	(973)	567
Loss before income taxes	(339,627)	(230,035)	(95,047)
Provision for (benefit from) income taxes	3,174	(207)	(5)
Net loss	$(342,801)	$(229,828)	$(95,042)
Net loss per share, basic and diluted	$(1.82)	$(2.21)	$(0.99)
Weighted-average shares used to compute net loss per share, basic and diluted	188,627,720	104,218,082	96,067,380

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(342,801)	$(229,828)	$(95,042)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable securities	(1,058)	31	271
Other comprehensive (loss) income	(1,058)	31	271
Total comprehensive loss	$(343,859)	$(229,797)	$(94,771)

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Founder Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balances as of January 1, 2019	90,624,091	$205,784	7,920,000	$-	89,575,902	$1	-	$-	$18,182	$(74)	$(81,183)	$(63,074)
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	3,759,821	-	-	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	3,927	-	-	3,927
Issuance of common stock upon exercise of vested options	-	-	-	-	5,300,756	-	-	-	4,467	-	-	4,467
Stock-based compensation	-	-	-	-	-	-	-	-	18,686	-	-	18,686
Other comprehensive income	-	-	-	-	-	-	-	-	-	271	-	271
Net loss	-	-	-	-	-	-	-	-	-	-	(95,042)	(95,042)
Balances as of December 31, 2019	90,624,091	205,784	7,920,000	-	98,636,479	1	-	-	45,262	197	(176,225)	(130,765)
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	1,400,335	-	-	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	7,030	-	-	7,030
Issuance of common stock upon exercise of vested options	-	-	-	-	9,411,029	-	-	-	12,430	-	-	12,430
Stock-based compensation	-	-	-	-	-	-	-	-	143,888	-	-	143,888
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	17,369,577	259,815	-	-	-	-	-	-	-	-	-	-
Conversion of convertible founder stock for Series E redeemable convertible preferred stock	7,284,182	109,035	(7,284,182)	-	-	-	-	-	(109,035)	-	-	(109,035)
Other comprehensive income	-	-	-	-	-	-	-	-	-	31	-	31
Net loss	-	-	-	-	-	-	-	-	-	-	(229,828)	(229,828)
Balances as of December 31, 2020	115,277,850	574,634	635,818	-	109,447,843	1	-	-	99,575	228	(406,053)	(306,249)
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	2,447,573	-	1,104	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	10,235	-	-	10,235
Issuance of common stock upon exercise of vested options	-	-	-	-	7,072,147	-	13,021,053	1	51,792	-	-	51,793
Vesting of restricted stock units	-	-	-	-	-	-	648,494	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	158,249	-	-	158,249
Reclassification of common stock to Class B common stock upon initial public offering	-	-	-	-	(118,967,563)	(1)	118,967,563	1	-	-	-	-
Conversion of redeemable convertible preferred and founder stock to Class B common stock upon initial public offering	(115,277,850)	(574,634)	(635,818)	-	-	-	115,913,668	1	574,633	-	-	574,634
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	-	-	23,000,000	-	783,158	-	-	783,158
Issuance of Class A common stock pursuant to charitable donation	-	-	-	-	-	-	250,000	-	13,290	-	-	13,290
Purchase of capped calls	-	-	-	-	-	-	-	-	(90,970)	-	-	(90,970)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(1,058)	-	(1,058)
Net loss	-	-	-	-	-	-	-	-	-	-	(342,801)	(342,801)
Balances as of December 31, 2021	-	$-	-	$-	-	$-	271,801,882	$3	$1,599,962	$(830)	$(748,854)	$850,281

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(342,801)	$(229,828)	$(95,042)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,632	1,567	1,202
Net amortization (accretion) of premiums (discounts) on marketable securities	2,270	1,294	(787)
Amortization of debt issuance costs	187	-	-
Amortization of deferred contract acquisition costs	26,697	16,029	8,864
Non-cash operating lease costs	10,990	11,911	-
Common stock charitable donation expense	13,290	-	-
Stock-based compensation, net of amounts capitalized	155,624	143,341	18,617
Deferred income taxes	1,335	(1,335)	(394)
Other	1,828	710	322
Changes in operating assets and liabilities:
Accounts receivable	(32,516)	(41,612)	(27,117)
Deferred contract acquisition costs	(57,924)	(38,129)	(19,671)
Prepaid expenses and other assets	(31,366)	(14,368)	(5,926)
Accounts payable	6,143	(327)	1,511
Accrued expenses and other liabilities	61,132	15,837	8,604
Operating lease liabilities	(10,866)	(11,224)	-
Deferred revenue	87,285	64,077	40,983
Net cash used in operating activities	(105,060)	(82,057)	(68,834)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(5,342)	(3,610)	(975)
Purchases of marketable securities	(663,595)	(329,616)	(65,978)
Sales of marketable securities	-	4,988	33,104
Maturities of marketable securities	271,942	152,419	71,144
Purchases of property and equipment	(3,600)	(1,040)	(1,954)
Other	12	-	300
Net cash (used in) provided by investing activities	(400,583)	(176,859)	35,641
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriting discounts and commissions	786,600	-	-
Proceeds from issuance of common stock upon exercise of vested options	51,737	12,376	4,467
Proceeds from issuance of common stock upon early exercise of unvested options, net of repurchases	18,972	4,678	8,965
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	259,815	-
Payments of deferred offering costs	(3,125)	(111)	-
Proceeds from convertible senior notes, net of issuance costs	1,081,300	-	-
Payment for purchase of capped calls	(90,970)	-	-
Net cash provided by financing activities	1,844,514	276,758	13,432
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5	(7)	(85)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,338,876	17,835	(19,846)
Cash, cash equivalents, and restricted cash at beginning of period	37,806	19,971	39,817
Cash, cash equivalents, and restricted cash at end of period	$1,376,682	$37,806	$19,971

	Year Ended December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown above:
Cash and cash equivalents	$1,375,932	$36,789	$18,954
Restricted cash included in other assets, current and non-current	750	1,017	1,017
Total cash, cash equivalents, and restricted cash	$1,376,682	$37,806	$19,971
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$2,168	$960	$436
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$2,625	$547	$69
Right-of-use assets obtained in exchange for new operating lease liabilities	$813	$-	$-
Property and equipment included in accounts payable and accrued expenses and other liabilities	$-	$203	$60
Issuance of common stock upon exercise of vested options included in prepaid expenses and other current assets	$55	$54	$-
Vesting of early exercised stock options	$10,235	$7,030	$3,927
Conversion of convertible founder stock for Series E redeemable convertible preferred stock	$-	$109,035	$-
Unpaid deferred offering costs	$-	$36	$-
Convertible senior notes issuance costs included in accrued expenses and other liabilities	$786	$-	$-

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Notes to Consolidated Financial Statements

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

Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, consulting, and other fees relating to the IPO, were capitalized in other assets, non-current on the consolidated balance sheets. Upon the consummation of the IPO, $3.4 million of deferred offering costs, net of reimbursement received from the underwriters, were reclassified into stockholders’ equity as an offset against the IPO proceeds. The Company had $0.1 million of capitalized deferred offering costs as of December 31, 2020.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the standalone selling price (“SSP”) for each distinct performance obligation included in customer contracts, deferred contract acquisition costs and their period of benefit, valuation of stock-based awards, the fair value of the Company’s common stock prior to its IPO in June 2021, capitalization and estimated useful life of internal-use software, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes.

The Company bases its estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions about future events and their effects, including the impact of the COVID-19 pandemic, cannot be determined with certainty and therefore require the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.

Functional Currency

The reporting currency of the Company is the U.S. dollar. The U.S. dollar is the functional currency for all subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date, and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. Net foreign exchange gains and losses were not material for the years ended December 31, 2021, 2020, and 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including money market funds, U.S. treasury securities, and commercial paper with remaining maturities at the date of purchase of three months or less, to be cash equivalents.

Marketable Securities

The Company’s marketable securities consist of corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and municipal bonds. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale securities. The Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable securities within current assets.

Available-for-sale securities are adjusted for amortization of premiums and accretion of discounts to maturity and such amortization and accretion are included in other income (expense), net in the consolidated statements of operations. Changes in fair value considered to be temporary are recorded as unrealized gains or losses in accumulated other comprehensive income (loss) on the consolidated balance sheets.

Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. The Company periodically evaluates its marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. During the years ended December 31, 2021, 2020, and 2019, the Company did not record any other-than-temporary impairment charges in its consolidated statements of operations.

Restricted Cash

Restricted cash represents cash deposits with financial institutions in support of letters of credit outstanding in favor of certain landlords related to non-cancelable operating lease agreements to leased office spaces. Restricted cash is presented in prepaid expenses and other current assets for leases that expire within one year and in other assets, non-current for leases that expire more than one year from the balance sheet date.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•
Level 1 Inputs: Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2 Inputs: Observable inputs other than quoted prices included in Level 1, such as quoted prices in less active markets or model-derived valuations that are observable either directly or indirectly.
•
Level 3 Inputs: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and convertible senior notes. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities are recorded at fair value. Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. See Note 4 for further details regarding the fair value of the Company’s convertible senior notes.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable on the consolidated balance sheets consists of trade accounts receivable and unbilled receivables, net of an allowance for doubtful accounts. Trade accounts receivable are stated at the invoiced amount and consist of amounts currently due from customers. Unbilled receivables represent revenue recognized in excess of invoiced amounts for the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer, such that only the passage of time is required before payment of consideration is due. The unbilled receivables balance was $32.3 million and $17.6 million as of December 31, 2021 and 2020, respectively.

Accounts receivable are reduced by an allowance for doubtful accounts due to collection risk related to these receivables. The Company determines the need for an allowance for doubtful accounts based upon various factors, including past collection experience, age of the receivable balance, and specific circumstances arising with individual customers. Accounts receivable deemed uncollectible are written off against the allowance for doubtful accounts when identified and the Company no longer actively pursues collection of the receivable. The Company’s allowance for doubtful accounts was not material as of December 31, 2021, 2020, and 2019. Additions to and write-offs against the allowance for doubtful accounts were not material for the years ended December 31, 2021, 2020, and 2019.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company invests its excess cash in highly rated money market funds and in marketable securities. The Company extends credit to customers in the normal course of business. The Company maintains an allowance for doubtful accounts on customers’ accounts when deemed necessary.

No customer represented 10% or greater of total revenue for the years ended December 31, 2021, 2020, and 2019. No customer represented 10% or greater of gross accounts receivable as of December 31, 2021 and 2020.

Deferred Contract Acquisition Costs

Sales commissions earned by the Company’s sales force and the associated payroll taxes are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized over an estimated period of benefit, which the Company has determined to be five years. To determine the period of benefit, the Company has considered its technology development cycle, the cadence of software releases, the nature of its customer contracts, the duration of customer relationships, and the expected renewal period. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts and incremental sales to existing customers) are deferred and then amortized over the renewal contract term. Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the consolidated statements of operations. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the years ended December 31, 2021, 2020, and 2019.

Capitalized Software Costs

Software development costs for software to be sold, leased, or otherwise marketed are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established upon the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs to develop software that is marketed externally have not been capitalized as the current software development process is essentially completed concurrently with the establishment of technological feasibility and were not material for the periods presented. As such, all related software development costs are expensed as incurred and included in research and development expenses in the consolidated statements of operations.

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized within property and equipment, net on the consolidated balance sheets. Amortization is computed using the straight-line method over the estimated useful life of the capitalized software asset, which is generally 3 years. The amortization of internal-use software costs is included in cost of revenue in the consolidated statements of operations. The Company evaluates the useful life of these assets on a periodic basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company did not recognize any impairment of capitalized internal-use software costs during the years ended December 31, 2021, 2020, and 2019.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated lives of the Company’s assets are as follows:

Useful Lives
Computers and equipment	3 years
Furniture and fixtures	5 years
Purchased software	3 years
Leasehold improvements	Shorter of the remaining lease term or useful life
Internal-use software	3 years

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the consolidated financial statements and any resulting gain or loss is reflected in the consolidated statements of operations. There were no material gains or losses incurred as a result of retirement or sale during the years ended December 31, 2021, 2020, and 2019.

Leases

Effective January 1, 2020, the consolidated financial statements reflect the adoption of ASC 842, Leases, using the modified retrospective method.

Leases arise from contractual obligations that convey the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company determines if a contract is, or contains, a lease at contract inception. All of the Company’s leases are operating leases and are included in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on the consolidated balance sheets.

The Company accounts for lease components and non-lease components as a single lease component for all leases. The Company has elected an accounting policy to not recognize short-term leases, which have a lease term of twelve months or less, on the consolidated balance sheets.

Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term discounted using the Company’s incremental borrowing rate. Operating lease right-of-use assets also include any lease payments made and exclude lease incentives. As the Company’s leases do not provide an implicit rate, the incremental borrowing rate used is estimated based on what the Company would have to pay on a collateralized basis in the currency in which the arrangement is denominated over a similar term as the lease. Lease payments include fixed payments and variable payments based on an index or rate, if any, and are recognized as lease expense on a straight-line basis over the term of the lease. The lease term includes options to extend or terminate the lease when it is reasonably certain they will be exercised. Variable lease payments not based on a rate or index are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and operating lease right-of-use assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such comparison indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no impairment charges related to long-lived assets during the years ended December 31, 2021, 2020, and 2019.

In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of its property and equipment. If the estimated useful life assumption for any asset is changed due to new information, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life on a prospective basis.

Convertible Senior Notes

The Company accounts for its convertible senior notes wholly as debt. Debt issuance costs incurred in connection with the issuance of the Company’s convertible senior notes are reflected in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding convertible senior notes. These costs are amortized as interest expense using the effective interest rate method over the contractual term of the convertible senior notes and is included within other income (expense), net on the consolidated statement of operations.

Deferred Revenue

Deferred revenue, which is a contract liability, primarily consists of customer billings or payments received in advance of revenue being recognized from the Company’s subscription and services contracts. The Company generally invoices customers annually in advance for its term-based licenses and either annually in advance or monthly in arrears for its SaaS offering. Typical payment terms range from due upon receipt to net 60 days of the invoice date. Deferred revenue that is anticipated to be recognized during the succeeding twelve-month period is recorded as deferred revenue within current liabilities and the remaining portion is recorded as deferred revenue, non-current. The Company records deferred revenue upon the right to invoice or when payments have been received for subscriptions or services not delivered. Deferred revenue does not necessarily represent the total contract value of the related agreements.

Revenue Recognition

The Company generates revenue from the sale of subscriptions and services. Subscription revenue consists of revenue from term-based licenses that include post-contract customer support, maintenance, and upgrades, referred to together as PCS, which the Company refers to as Confluent Platform, and the Company’s SaaS offering, which the Company refers to as Confluent Cloud. Confluent Cloud customers may purchase subscriptions either without a minimum commitment contract on a month-to-month basis, which the Company refers to as pay-as-you-go, or under a usage-based minimum commitment contract of at least one year in duration, in which customers commit to a fixed minimum monetary amount at specified per-usage rates. Revenue from the Company’s pay-as-you-go arrangements was not material during the years ended December 31, 2021, 2020, and 2019. The Company primarily enters into subscription contracts with one-year terms, and subscription contracts are generally non-cancelable and non-refundable, although customers can terminate for breach if the Company materially fails to perform. Services revenue consists of revenue from professional services and education services. The Company generates sales of its subscriptions and services through its sales teams, self-service channel, and partner ecosystem, including the major cloud provider marketplaces.

The consolidated financial statements reflect the Company’s accounting for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customers obtain control of promised subscriptions or services in an amount that reflects the consideration that the Company expects to receive in exchange for those subscriptions or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the following steps are performed:

(i) identification of the contract with a customer

The Company generally contracts with customers through order forms, which are governed by master sales agreements, and through cloud provider marketplaces. The Company determines that it has a contract with a customer when the contract is approved, each party’s rights regarding the subscriptions or services to be transferred and the payment terms for the services can be identified, the Company has determined the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, reputation, and financial or other information pertaining to the customer.

When a contract is entered into, the Company evaluates whether the contract is part of a larger arrangement and should be accounted for with other contracts and whether the combined or single contract includes more than one performance obligation.

(ii) identification of the performance obligations in the contract

Performance obligations are identified based on the subscriptions and services that will be transferred to the customer that are both (1) capable of being distinct, whereby the customer can benefit from the subscriptions or services either on their own or together with other resources that are readily available from third parties or from the Company, and (2) are distinct in the context of the contract, whereby the transfer of the subscriptions and services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised subscriptions or services, the Company applies judgment to determine whether promised subscriptions or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, or if performance obligations follow the same pattern of recognition, the promised subscriptions or services are accounted for as a combined performance obligation. The Company has concluded that its contracts with customers do not contain warranties that give rise to a separate performance obligation.

(iii) measurement of the transaction price

The transaction price is the total amount of consideration the Company expects to be entitled to in exchange for the subscriptions and services in a contract. The transaction price in a usage-based SaaS contract is typically equal to the minimum commitment in the contract, less any discounts provided. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company’s contracts do not contain a significant financing component.

(iv) allocation of the transaction price to the performance obligations;

If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price using a relative standalone selling price, or SSP allocation based on the SSPs of each performance obligation. Determining the relative SSP for contracts that contain multiple performance obligations is a critical accounting estimate. The Company establishes each SSP based on multiple factors, including prices at which the Company separately sells standalone subscriptions and services. In cases where directly observable standalone sales are not available, such as when license and PCS are not sold on a standalone basis, the Company establishes SSP by using information such as historical selling price of performance obligations in similar transactions, market conditions, and the Company’s pricing practices, which can require significant judgment and are subject to change based on continuous reevaluation. There is typically more than one SSP for individual subscriptions and services due to the stratification of subscription support tiers and services. The Company also considers if there are any additional material rights inherent in a contract, and if so, it allocates revenue to the material right as a performance obligation.

(v) recognition of revenue when the Company satisfies each performance obligation;

The Company recognizes revenue at the time the related performance obligation is satisfied, in an amount that reflects the consideration it expects to be entitled to in exchange for those subscriptions or services. The Company records its revenue net of any withholding, value added or sales tax, as well as any discounts or marketing development funds.

Subscription Revenue

The Company’s subscription revenue includes revenue from Confluent Platform for licenses sold in conjunction with PCS. The license provides the right to use licensed proprietary software features, which represents significant standalone functionality and is therefore deemed a distinct performance obligation. License revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS is based on its continuous pattern of transfer to the customer and therefore is recognized ratably over the contract term.

The Company’s subscription revenue also includes revenue from Confluent Cloud for its usage-based minimum commitment and pay-as-you-go offering, which is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. For contracts that are not usage-based, revenue from Confluent Cloud is recognized ratably over the non-cancelable contractual term of the arrangement, generally beginning on the date that the service is made available to the customer.

Services Revenue

The Company’s services revenue includes revenue from professional services and education services, which are generally sold on a time-and-materials basis. The Company recognizes the associated revenue as services are delivered.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with customer support and maintenance, third-party cloud infrastructure costs, amortization of internal-use software, and allocated overhead.

Cost of Services Revenue

Cost of services revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with professional services and education services, costs for third-party contractors, and allocated overhead.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, net of amounts capitalized, third-party cloud infrastructure expenses incurred in developing the Company’s platform, software and subscription services dedicated for use by the Company’s research and development organization, contractor and professional services fees, and allocated overhead.

Advertising Costs

Advertising costs are expensed as incurred or when the advertising first takes place, based on the nature of the advertising, and are recorded in sales and marketing expenses in the consolidated statements of operations. Advertising expense was $26.7 million, $10.9 million, and $8.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Stock-Based Compensation

The Company records compensation expense in connection with all stock-based awards, including stock options and restricted stock units (“RSUs”) granted to employees and non-employees and stock purchase rights granted under the Employee Stock Purchase Plan (“ESPP”) to employees, based on the fair value of the awards granted. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and ESPP rights on the dates of grant. Calculating the fair value of stock options and ESPP rights using the Black-Scholes model requires certain highly subjective inputs and assumptions including the fair value of the underlying common stock, the expected term of the stock option or ESPP right, and the expected volatility of the price of the Company’s common stock.

For stock-based awards that vest based only on continuous service, stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of four years.

The Company has also granted certain awards that have both a service-based and a performance-based vesting condition. The service-based vesting condition for these awards is generally satisfied by rendering service from the date of grant through the satisfaction of the performance-based vesting condition, as well as a four-year vesting period commencing with the satisfaction of the performance-based vesting condition.

The performance-based vesting condition was satisfied upon the sale of the Company’s common stock in a firm commitment underwritten public offering. For awards with performance-based vesting conditions, stock-based compensation expense is recognized using the accelerated attribution method over the requisite service period when it is probable the performance-based vesting condition will be achieved. A sale of the Company’s common stock in a firm commitment underwritten public offering is not deemed probable until consummated. Accordingly, no expense is recorded related to these awards until the performance-based vesting condition becomes probable of occurring. In connection with its IPO, the Company recorded stock-based compensation expense for these awards with performance-based vesting conditions for the service period rendered from the date of grant through the IPO date. The Company has also granted certain options containing a provision whereby vesting is accelerated upon a change in control; stock-based compensation expense for such options is recognized on a straight-line basis over a vesting period of generally four years, as a change in control is considered to be outside of the Company’s control and is not considered probable until it occurs. Forfeitures are accounted for as they occur.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax law in effect for the years in which the temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish such allowances is assessed periodically by considering matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations.

The Company evaluates and accounts for the benefits of uncertain tax positions using a two-step approach. Recognition, step one, occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement, step two, determines the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Net Loss Per Share

The Company computes basic and diluted net loss per share attributable to Class A and Class B common stockholders for the year ended December 31, 2021 and basic and diluted net loss per share attributable to common and convertible founder stockholders for the years ended December 31, 2020 and 2019 using the two-class method required for companies with participating securities. The Company considers all series of its outstanding redeemable convertible preferred stock and unvested common stock to be participating securities as the holders of such securities have non-forfeitable dividend rights in the event that a dividend is paid on common stock. Under the two-class method, net loss is not allocated to redeemable convertible preferred stock and unvested common stock as these securities do not have a contractual obligation to share in the Company’s net losses.

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period, less unvested common stock that is subject to repurchase. Basic and diluted net loss per share were the same for the years ended December 31, 2021, 2020, and 2019, as the inclusion of all potentially dilutive shares was anti-dilutive due to the net loss reported for each period.

Segment and Geographic Information

The Company operates its business as one operating and reportable segment as the Company’s chief operating decision maker, the Company’s Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. As of December 31, 2021 and 2020, substantially all of the Company’s long-lived assets, including property and equipment, net, and operating right-of-use assets were located in the United States. See Note 8 for revenue disaggregated by geographic markets.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Convertible Instruments: In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings per share guidance. The Company adopted this guidance as of January 1, 2021. The adoption did not have a material impact on its consolidated financial statements as the Company did not have any convertible instruments outstanding as of January 1, 2021.

Recent Accounting Pronouncements Not Yet Adopted

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company’s accounts receivable, certain financial instruments, and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology. Subsequently, the FASB issued multiple codification improvement amendments to ASU 2016-13. ASU 2016-13 and the applicable subsequent amendments are effective for the Company for the year beginning January 1, 2023, though early adoption is permitted. The Company plans to early adopt this guidance effective January 1, 2022 on a modified retrospective basis and does not expect the adoption to have a material impact on its consolidated financial statements.

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$446,878	$-	$(443)	$446,435
Corporate notes and bonds	125,845	5	(246)	125,604
U.S. agency obligations	54,122	-	(115)	54,007
Commercial paper	10,995	-	-	10,995
Municipal bonds	3,045	-	(1)	3,044
Total marketable securities	$640,885	$5	$(805)	$640,085

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$155,401	$360	$(21)	$155,740
Commercial paper	63,503	27	(24)	63,506
U.S. agency obligations	32,520	-	(10)	32,510
Total marketable securities	$251,424	$387	$(55)	$251,756

Realized gains and losses were not material for the years ended December 31, 2021, 2020, and 2019. Marketable securities in an unrealized loss position had a fair value of $618.3 million and an immaterial amount of unrealized losses as of December 31, 2021, and a fair value of $91.5 million and an immaterial amount of unrealized losses as of December 31, 2020. No marketable securities were in a continuous unrealized loss position for more than twelve months as of December 31, 2021 and 2020.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$488,565	$488,256	$180,320	$180,520
Due after one year through five years	152,320	151,829	71,104	71,236
Total	$640,885	$640,085	$251,424	$251,756

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Total
Cash equivalents:
U.S. treasury securities	$-	$69,999	$69,999
Money market funds	23,857	-	23,857
Commercial paper	-	4,999	4,999
Marketable securities:
U.S. treasury securities	-	446,435	446,435
Corporate notes and bonds	-	125,604	125,604
U.S. agency obligations	-	54,007	54,007
Commercial paper	-	10,995	10,995
Municipal bonds	-	3,044	3,044
Total	$23,857	$715,083	$738,940

	December 31, 2020
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$12,409	$-	$12,409
Marketable securities:
Corporate notes and bonds	-	155,740	155,740
Commercial paper	-	63,506	63,506
U.S. agency obligations	-	32,510	32,510
Total	$12,409	$251,756	$264,165

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and municipal bonds within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial assets between valuation levels during the years ended December 31, 2021, 2020, and 2019.

As of December 31, 2021, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $1,206.7 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy.

5. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	December 31, 2021	December 31, 2020
Computers and equipment	$4,541	$2,640
Furniture and fixtures	1,322	1,360
Purchased software	26	26
Leasehold improvements	459	136
Internal-use software	8,024	4,016
Construction in progress	5,140	1,183
Property and equipment, at cost	$19,512	$9,361
Less: Accumulated depreciation and amortization	(5,084)	(2,643)
Property and equipment, net	$14,428	$6,718

Depreciation and amortization expense was $3.6 million, $1.6 million and $1.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued compensation and benefits	$27,703	$4,240
Employee contributions under ESPP	19,247	-
Accrued expenses	17,452	7,225
Accrued commissions	13,734	10,189
Accrued payroll taxes	8,681	6,756
Other liabilities	12,157	5,301
Total accrued expenses and other liabilities	$98,974	$33,711

6. Convertible Senior Notes

In December 2021, the Company issued $1.1 billion aggregate principal amount of 0% convertible senior notes due 2027 (the “2027 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $100.0 million principal amount of the 2027 Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2027 Notes are general unsecured obligations of the Company and will mature on January 15, 2027, unless earlier converted, redeemed, or repurchased. The 2027 Notes do not bear regular interest, and the principal amount of the 2027 Notes will not accrete. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022 (if and to the extent that special interest is then payable on the 2027 Notes). The total net proceeds from the offering, after deducting initial purchasers’ discounts and debt issuance costs, were $1,080.5 million.

The initial conversion rate is 9.9936 shares of the Company’s Class A common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $100.06 per share of the Company’s Class A common stock), subject to adjustment as set forth in the indenture governing the 2027 Notes (the “Indenture”). The 2027 Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 15, 2026, only under the following conditions:

(1)
during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2027 Notes on each applicable trading day;
(2)
during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate for the 2027 Notes on each such trading day;
(3)
if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called) for redemption; or
(4)
upon the occurrence of specified corporate events as set forth in the Indenture.

On or after October 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2027 Notes may convert all or any portion of their 2027 Notes at any time, at the option of the holder regardless of the foregoing conditions. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2027 Notes or if the Company delivers a notice of redemption in respect of the 2027 Notes, the Company will, under certain circumstances, increase the conversion rate of the 2027 Notes for a holder who elects to convert its 2027 Notes in connection with such a corporate event or convert its 2027 Notes called (or deemed called) for redemption in connection with such notice of redemption, as the case may be.

During the year ended December 31, 2021, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible during the year ended December 31, 2021 and were classified as long-term debt on the Company’s consolidated balance sheets.

The Company may not redeem the 2027 Notes prior to January 20, 2025. The Company may redeem for cash all or any portion of the 2027 Notes (subject to the certain limitations described in the Indenture), at its option, on or after January 20, 2025, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price for the 2027 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. If the Company redeems less than all of the outstanding 2027 Notes, at least $100.0 million aggregate principal amount of 2027 Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption. No sinking fund is provided for the 2027 Notes.

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other income (expense), net on the consolidated statement of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs for the year ended December 31, 2021 was $0.2 million.

The net carrying amount of the 2027 Notes was as follows (in thousands):

December 31, 2021
Principal	$1,100,000
Unamortized debt issuance costs	(19,299)
Net carrying amount	$1,080,701

Capped Calls

In connection with the pricing of the 2027 Notes and the exercise in full by the initial purchasers of their option to purchase additional 2027 Notes, the Company entered into capped call transactions with certain of the initial purchasers of the 2027 Notes or their respective affiliates and other financial institutions (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $100.06 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2027 Notes. The Capped Calls have initial cap prices of $138.02 per share, subject to certain adjustments. The Capped Calls associated with the 2027 Notes cover, subject to anti-dilution adjustments, approximately 11.0 million shares of the Company’s Class A common stock. The Capped Calls are expected generally to reduce the potential dilution to the Company’s Class A common stock upon any conversion of the 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2027 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions and not part of the terms of the 2027 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $91.0 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.

7. Commitments and Contingencies

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

During the year ended December 31, 2019, the Company issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of December 31, 2021 and 2020.

In addition, the Company subleases a portion of its unoccupied office space expiring at various dates through 2022. Sublease income is recorded as a reduction of lease expense and was $2.7 million, $2.9 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

For the years ended December 31, 2021, 2020, and 2019, lease expense, net of sublease income of $10.2 million, $10.8 million, and $8.6 million is included in operating expenses in the consolidated statements of operations, respectively. The Company did not have any material variable lease costs or short-term lease costs for the years ended December 31, 2021, 2020, and 2019.

As of December 31, 2021 and 2020, the weighted-average remaining lease term of the Company’s operating leases was 4.5 and 5.2 years, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.1% and 4.0%, respectively.

The Company’s future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2022	$10,480
2023	8,547
2024	8,216
2025	10,463
2026	7,231
Total minimum lease payments	44,937
Less: Imputed interest	(4,056)
Present value of future minimum lease payments	$40,881

Purchase Obligations

As of December 31, 2021, future payments under non-cancelable purchase obligations, primarily related to third-party cloud infrastructure agreements under which the Company is granted access to use certain cloud services, were as follows (in thousands):

Year Ending December 31,	Purchase Obligations
2022	$71,019
2023	81,775
2024	89,000
2025	114,500
2026	115,000
Total	$471,294

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of December 31, 2021 and 2020, the Company is not aware of any matters that would individually or taken together have a material adverse effect on its results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has not, as of December 31, 2021 and 2020, incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the years ended December 31, 2021, 2020, and 2019 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of December 31, 2021 and 2020, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Year Ended December 31,
	2021		2020		2019
Geographic markets:
United States	$246,676	64%	$156,104	66%	$101,709	68%
International	141,188	36%	80,473	34%	48,096	32%
Total revenue	$387,864	100%	$236,577	100%	$149,805	100%
Subscriptions and services:
Confluent Platform - License	$69,183	18%	$49,043	21%	$37,094	25%
Confluent Platform - PCS	183,737	47%	128,178	54%	78,664	52%
Confluent Cloud	94,179	24%	31,412	13%	14,448	10%
Subscription	347,099	89%	208,633	88%	130,206	87%
Services	40,765	11%	27,944	12%	19,599	13%
Total revenue	$387,864	100%	$236,577	100%	$149,805	100%

Other than the United States, no individual country represented 10% or more of total revenue during the years ended December 31, 2021, 2020, and 2019.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of December 31, 2021, the Company’s RPO is $500.6 million, approximately 64% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months.

Deferred Revenue

Deferred revenue, including current and non-current balances as of December 31, 2021 and 2020, was $246.5 million and $159.2 million, respectively. For the years ended December 31, 2021, 2020, and 2019, revenue recognized from deferred revenue at the beginning of each year was $141.7 million, $83.4 million, and $44.2 million, respectively.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$47,599	$25,499
Capitalization of contract acquisition costs	57,922	38,129
Amortization of deferred contract acquisition costs	(26,697)	(16,029)
Ending balance	$78,824	$47,599

9. Redeemable Convertible Preferred Stock

During the year ended December 31, 2020, the Company issued 17,369,577 shares of Series E redeemable convertible preferred stock at $14.9687 per share for proceeds totaling $259.8 million, net of issuance costs. Upon the sale of the Company’s convertible founder stock in July 2020 pursuant to a tender offer (see Note 10), 7,284,182 shares of the Company’s convertible founder stock were converted into shares of Series E redeemable convertible preferred stock on a one-for-one basis.

Redeemable convertible preferred stock outstanding as of December 31, 2020 consisted of the following (in thousands, except share and per share data):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Amount	Aggregate Liquidation Preference
Series A	34,911,252	34,911,252	$0.20050825	$6,945	$7,000
Series B	24,948,780	24,948,780	0.963975	23,981	24,050
Series C	18,657,756	18,657,756	2.67985	49,927	50,000
Series D	12,106,303	12,106,303	10.3252	124,931	125,000
Series E	24,653,759	24,653,759	14.9687	368,850	369,035
Total	115,277,850	115,277,850		$574,634	$575,085

Immediately prior to the closing of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 115,277,850, were automatically converted into an equal number of shares of Class B common stock and their carrying value of $574.6 million was reclassified into stockholders’ equity. As of December 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

The rights, preferences, and privileges of the redeemable convertible preferred stock prior to its conversion into Class B common stock were as follows:

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of redeemable convertible preferred stock were entitled to receive, on a pari passu basis and prior and in preference to any distribution to the holders of common stock, an amount per share equal to $0.20050825 per outstanding share of Series A redeemable convertible preferred stock, $0.963975 per outstanding share of Series B redeemable convertible preferred stock, $2.67985 per outstanding share of Series C redeemable convertible preferred stock, $10.3252 per outstanding share of Series D redeemable convertible preferred stock, and $14.9687 per outstanding share of Series E redeemable convertible preferred stock plus any declared but unpaid dividends. If upon such liquidation event, the assets of the Company legally available for distribution to the redeemable convertible preferred stockholders were insufficient, then the assets would be distributed pro rata among such holders in proportion to the full amounts they would otherwise be entitled to receive.

After the payment or setting aside for payment to the holders of redeemable convertible preferred stock of the full amounts, the remaining assets of the Company legally available for distribution would be distributed among the holders of common stock and convertible founder stock pro rata based on the number of shares of common stock held by each such holder on an as-converted basis (assuming conversion of all shares of convertible founder stock into common stock).

Conversion Rights

Each share of redeemable convertible preferred stock was convertible, at the option of the holder at any time after the date of issuance of such share, into the number of shares of common stock determined by dividing the original issue price by the then applicable conversion price. For each series of redeemable convertible preferred stock, the conversion price per share was equal to its respective issue price such that each share of redeemable convertible preferred stock was convertible into common stock on a one-for-one basis. The conversion price for each series of redeemable convertible preferred stock was subject to adjustments for certain events, including stock splits, stock dividends, combinations, subdivisions, or recapitalization events. In addition, if the Company issued any common stock without consideration or for a consideration per share less than the conversion price for the redeemable convertible preferred stock, the conversion price for each series would automatically be adjusted in accordance with anti-dilution provisions contained in the Company’s amended and restated certificate of incorporation.

Each share of redeemable convertible preferred stock would automatically be converted into shares of common stock at the then-effective conversion rate immediately upon the earlier of (i) the closing of an underwritten IPO that results in aggregate cash proceeds to the Company of not less than $80.0 million (before deducting underwriters’ discounts and commissions) or the direct listing of the Company’s securities which has been approved by a majority of the directors designated by holders of the redeemable convertible preferred stock; or (ii) the date, specified by vote or written consent of the holders of at least a majority of the then-outstanding shares of redeemable convertible preferred stock (voting together as a single class on an as-converted basis); provided, however, the shares of Series B, Series C, Series D, and Series E redeemable convertible preferred stock would not automatically be converted into shares of common stock without the written consent of the holders of at least a majority of the then-outstanding shares of Series B, Series C, Series D, and Series E redeemable convertible preferred stock, respectively (voting as a separate class per each series).

Dividends

The holders of redeemable convertible preferred stock would be entitled to receive dividends, on a pari passu basis and prior and in preference to any declaration or payment of any dividend on common stock, at the per annum rate of $0.01605 per outstanding share of Series A redeemable convertible preferred stock, $0.077125 per outstanding share of Series B redeemable convertible preferred stock, $0.2144 per outstanding share of Series C redeemable convertible preferred stock, $0.826016 per outstanding share of Series D redeemable convertible preferred stock, and $1.197496 per outstanding share of Series E redeemable convertible preferred stock. Such dividends would not be cumulative. Payment of dividends would only be made when, as, and if declared by the Company’s board of directors. Any additional dividends would be distributed among all holders of redeemable convertible preferred stock, convertible founder stock, and common stock pro rata on an as-converted basis at the then-effective conversion rate.

No dividends on redeemable convertible preferred stock, convertible founder stock, or common stock were declared by the board of directors or paid during the years ended December 31, 2021, 2020, and 2019.

Voting

The holders of redeemable convertible preferred stock would be entitled to the same voting rights as the holders of common stock, and all holders would vote together as a single class on all matters. Each share of redeemable convertible preferred stock had a number of votes equal to the number of shares of common stock into which it was convertible.

Redemption

The convertible preferred stock was contingently redeemable upon certain deemed liquidation events such as a change in control, merger, or sale of substantially all the assets of the Company. The convertible preferred stock was not mandatorily redeemable, but since a deemed liquidation event would constitute a redemption event outside of the Company’s control, all shares of redeemable convertible preferred stock have been presented in mezzanine equity on the consolidated balance sheets.

In the event of a deemed liquidation event, the Company was required to redeem shares of Series A, Series B, Series C, Series D, and Series E redeemable convertible preferred stock at the issue price of $0.20050825, $0.963975, $2.67985, $10.3252, and $14.9687 per share (as adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations or the like with respect to each Series A, Series B, Series C, Series D, and Series E redeemable convertible preferred stock), respectively, plus any non-cumulative dividends declared by the Company’s board of directors.

10. Stockholders’ Equity (Deficit)

Convertible Founder Stock

In 2014, the Company issued an aggregate of 7,920,000 shares of convertible founder stock and 71,280,000 shares of common stock to the Company’s founders (as adjusted for any stock splits), with each receiving 2,640,000 shares of convertible founder stock and 23,760,000 shares of common stock. Each share of convertible founder stock had a par value of $0.00001. Each share of founder stock was convertible into redeemable convertible preferred stock if purchased by an investor in conjunction with a round of preferred stock financing; if otherwise transferred or sold, each share of founder stock was convertible into common stock. In exchange for the shares of convertible founder stock that were fully vested upon issuance, each founder contributed certain technology and intellectual property and other tangible personal property. The shares of common stock were subject to a requisite service period of four years.

Upon the sale of the Company’s convertible founder stock in July 2020 pursuant to a tender offer (see below within Note 10), all 7,284,182 shares of the Company’s founder stock that were sold were immediately converted into shares of Series E redeemable convertible preferred stock on a one-for-one basis.

Immediately prior to the closing of the IPO, all shares of the Company’s convertible founder stock outstanding, totaling 635,818, were automatically converted into an equal number of shares of Class B common stock. As of December 31, 2021, there were no shares of convertible founder stock issued and outstanding.

Preferred Stock

In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, converting, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.00001 per share and are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.

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

In June 2021, the Company donated 250,000 shares of its Class A common stock to its charitable foundation, Confluent.org. The Company recognized charitable donation expense of $13.3 million within general and administrative expense based on the closing price of its Class A common stock on the date of donation.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31, 2021	December 31, 2020
Series A redeemable convertible preferred stock	-	34,911,252
Series B redeemable convertible preferred stock	-	24,948,780
Series C redeemable convertible preferred stock	-	18,657,756
Series D redeemable convertible preferred stock	-	12,106,303
Series E redeemable convertible preferred stock	-	24,653,759
Convertible founder stock	-	635,818
2014 Stock Plan:
Options outstanding	61,903,883	71,213,150
Restricted stock units outstanding	3,495,540	-
Remaining shares available for future issuance under the 2014 Plan	-	4,722,481
2021 Equity Incentive Plan:
Options outstanding	22,500	-
Restricted stock units outstanding	2,938,968	-
Remaining shares available for future issuance under the 2021 Plan	32,797,245	-
2021 Employee Stock Purchase Plan	5,162,575	-
Total	106,320,711	191,849,299

Equity Incentive Plans

In September 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Stock Plan (the “2014 Plan”). The 2014 Plan was also amended and restated in March 2021 and June 2021. Under the 2014 Plan, the board of directors may grant stock options and other equity-based awards to eligible employees, directors, and consultants. The 2014 Plan was terminated in June 2021 in connection with the IPO, but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2014 Plan. No further equity awards will be granted under the 2014 Plan. With the establishment of the 2021 Equity Incentive Plan (the “2021 Plan”), upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock-based awards granted under the 2014 Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Plan. Equity-based awards granted under the 2014 Plan and the 2021 Plan generally vest over four years. All stock option grants expire ten years from the date of grant.

In April 2021, the Company’s board of directors adopted, and in June 2021, the Company’s stockholders approved, the 2021 Plan, which became effective at the time of the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards, and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. A total of 25,812,876 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 Plan in addition to (i) the shares that remained available for grant of future awards under the 2014 Plan at the time the 2021 Plan became effective, (ii) shares underlying outstanding stock awards granted under the 2014 Plan that expire, or are forfeited, cancelled, or reacquired, as described above, and (iii) any automatic increases in the number of shares of Class A common stock reserved for future issuance under this plan.

In April 2021, the Company’s board of directors adopted, and in June 2021, the Company’s stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective at the time of the execution of the underwriting agreement related to the Company’s IPO. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 5,162,575 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP, in addition to any automatic increases in the number of shares of Class A common stock reserved for future issuance under this plan.

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

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2019	5,645,652	48,361,074	$1.12	8.71	$98,241
Increase in authorized shares	23,873,281	-	$-
Stock options granted	(32,867,335)	32,867,335	$3.24
Stock options exercised	-	(9,228,205)	$1.47
Stock options forfeited or expired	4,413,648	(4,413,648)	$1.78
Repurchases of unvested common stock	167,628	-	$-
Balance as of December 31, 2019	1,232,874	67,586,556	$2.06	8.54	$202,315
Increase in authorized shares	17,927,565	-	$-
Stock options granted	(22,829,471)	22,829,471	$6.20
Stock options exercised	-	(10,865,786)	$1.58
Stock options forfeited or expired	8,337,091	(8,337,091)	$2.65
Repurchases of unvested common stock	54,422	-	$-
Balance as of December 31, 2020	4,722,481	71,213,150	$3.39	8.26	$677,503
Increase in authorized shares	48,412,876	-	$-
Stock options granted	(17,232,871)	17,232,871	$16.38
Stock options exercised	-	(22,730,337)	$3.13
Stock options forfeited or expired	3,789,301	(3,789,301)	$5.31
Repurchases of unvested common stock	188,460	-	$-
RSUs granted	(7,215,043)	-	$-
RSUs forfeited or cancelled	132,041	-	$-
Balance as of December 31, 2021	32,797,245	61,926,383	$6.97	7.88	$4,289,643
Vested as of December 31, 2021		22,294,417	$3.25	6.88	$1,627,213
Vested and expected to vest as of December 31, 2021		61,926,383	$6.97	7.88	$4,289,643

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $976.5 million, $60.8 million, and $16.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2021, 2020, and 2019 was $12.43, $4.43, and $1.80, respectively. The total grant-date fair value of stock options vested was $63.6 million, $29.2 million and $15.4 million during years ended December 31, 2021, 2020, and 2019, respectively.

Early Exercised Options

Holders of stock options governed by the 2014 Plan have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of December 31, 2021 and December 31, 2020, there were 2,164,577 and 2,338,945 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities until the options vest, at which point they are reclassified to equity. As of December 31, 2021 and December 31, 2020, the liabilities for early exercised options subject to repurchase were $15.8 million and $6.9 million, respectively, which were recorded as liability for early exercise of unvested stock options and other liabilities, non-current on the consolidated balance sheets.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

Performance-Based Options

As of December 31, 2020, the Company had granted 2,875,255 options with both a service-based vesting condition and a performance-based vesting condition. No performance-based options were granted during the year ended December 31, 2021. The performance-based vesting condition was not deemed probable until consummated, and therefore, stock-based compensation related to these options remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $3.8 million to general and administrative expense using the accelerated attribution method for the portion of the awards for which the service-based vesting condition had been fully or partially satisfied.

RSUs

During the year ended December 31, 2021, the Company began granting RSUs to its employees. RSUs granted prior to the IPO had both service-based and performance-based vesting conditions.

The service-based vesting condition for these awards is generally satisfied by rendering continuous service for four years, during which time the grants will vest quarterly. In November 2021, the Company’s board of directors modified the terms of the RSUs. Prior to the modification, the RSUs vested either quarterly or with a cliff vesting period of one year and continued vesting quarterly thereafter. The modification removed the requirement of the cliff vesting period of one year and did not have a material impact to the consolidated financial statements for the year ended December 31, 2021. All other significant terms of the service-based RSUs remained unchanged.

The performance-based vesting condition is satisfied upon the sale of the Company’s common stock in a firm commitment underwritten public offering. The performance-based vesting condition was not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $6.8 million using the accelerated attribution method for the portion of the awards for which the service-based vesting condition had been fully or partially satisfied.

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balances as of January 1, 2021	-	$-
RSUs granted	7,215,043	$44.87
RSUs vested	(648,494)	$34.25
RSUs forfeited or cancelled	(132,041)	$41.51
Unvested balances as of December 31, 2021	6,434,508	$46.01

The total grant-date fair value of RSUs vested was $22.2 million during the year ended December 31, 2021.

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

Fair Value of Common Stock: Prior to the completion of the IPO, the board of directors had determined the fair value of common stock by considering a number of objective and subjective factors, including but not limited to contemporaneous independent third-party valuations of the Company’s common stock, market performance of comparable publicly traded companies, sales of the Company’s redeemable convertible preferred stock and common stock to unrelated third parties, operating and financial performance, the lack of marketability of the Company’s common stock, general and industry-specific economic outlook, and the likelihood of achieving a liquidity event, such as an initial public offering, a merger, or acquisition of the Company given prevailing market conditions. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	6.17	6.17	6.04
Expected volatility	66.3%	68.3%	59.0%
Risk-free interest rate	1.1%	0.5%	1.8%
Expected dividend yield	0%	0%	0%

The fair value of employee stock purchase rights for the initial offering period under the 2021 ESPP was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31, 2021
Expected term (in years)	0.63 - 1.12
Expected volatility	54.6% - 56.7%
Risk-free interest rate	0.1%
Expected dividend yield	0%

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue - subscription	$12,571	$2,572	$1,161
Cost of revenue - services	5,418	1,745	994
Research and development	49,051	33,755	6,268
Sales and marketing	55,506	14,734	6,545
General and administrative	33,078	90,535	3,649
Stock-based compensation, net of amounts capitalized	$155,624	$143,341	$18,617
Capitalized stock-based compensation	2,625	547	69
Total stock-based compensation	$158,249	$143,888	$18,686

As of December 31, 2021, there was $518.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.2 years.

Tender Offer

In July 2020, the Company facilitated a tender offer whereby certain investors purchased shares of the Company’s convertible founder stock and common stock from certain stockholders. As a result, certain directors, employees, and non-employees of the Company sold an aggregate of 7,284,182 shares of the Company’s convertible founder stock and 1,883,233 shares of the Company’s common stock to entities affiliated with new and existing investors at a purchase price of $14.9687 per share for an aggregate purchase price of $137.2 million. Upon the sale of the Company’s stock, 7,284,182 shares of convertible founder stock were converted into shares of Series E redeemable convertible preferred stock. The purchase price in this tender offer transaction was in excess of the fair value of such shares at the time of the transaction. As a result, during the year ended December 31, 2020, the Company recorded the excess of the purchase price over fair value of $76.3 million as stock-based compensation expense.

Secondary Sales

In September 2020, a director of the Company sold an aggregate of 2,632,747 shares of the Company’s common stock to entities affiliated with an existing investor at a purchase price of $14.9687 per share for an aggregate purchase price of $39.4 million. Also in September 2020, a director and an employee of the Company sold an aggregate of 2,142,900 shares of the Company’s common stock to entities affiliated with a new investor at a purchase price of $14.00 per share for an aggregate purchase price of $30.0 million. The purchase prices in both of these secondary transactions were in excess of the fair value of such shares. As a result, during the year ended December 31, 2020, the Company recorded the excess of the purchase price over fair value of $35.6 million as stock-based compensation expense.

11. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(347,552)	$(234,905)	$(97,714)
Foreign	7,925	4,870	2,667
Loss before income taxes	$(339,627)	$(230,035)	$(95,047)

The components of provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
State	$251	$87	$53
Foreign	1,588	1,041	336
Total	1,839	1,128	389
Deferred
Federal	-	-	(72)
State	-	-	(11)
Foreign	1,335	(1,335)	(311)
Total	1,335	(1,335)	(394)
Provision for (benefit from) income taxes	$3,174	$(207)	$(5)

The reconciliation of the income tax benefit computed at the federal statutory tax rate to the Company’s provision for (benefit from) income taxes was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax benefit computed at federal statutory rate	$(71,322)	$(48,307)	$(19,960)
Foreign rate differential	1,214	(1,317)	(144)
Stock-based compensation expense	(104,993)	24,004	1,612
Change in valuation allowance	192,301	27,446	18,958
Research and development credits	(14,483)	(2,432)	(1,112)
Other	457	399	641
Provision for (benefit from) income taxes	$3,174	$(207)	$(5)

The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2021	2020(1)
Deferred tax assets:
Net operating loss carryforwards	$277,453	$72,332
Tax credit carryforwards	30,777	7,386
Stock-based compensation expense	14,885	3,250
Operating lease liabilities	9,398	12,080
Accruals and reserves	6,781	2,627
Deferred revenue	4,095	2,471
Other	3,258	-
Total deferred tax assets	346,647	100,146
Less: Valuation allowance	(316,056)	(73,809)
Deferred tax assets, net of valuation allowance	30,591	26,337
Deferred tax liabilities:
Deferred contract acquisition costs	$(18,783)	$(11,670)
Operating lease right-of-use assets	(8,559)	(11,471)
Property and equipment	(2,558)	(898)
Other	(214)	(487)
Total deferred tax liabilities	(30,114)	(24,526)
Net deferred tax assets	$477	$1,811

(1) Revised to correct for immaterial adjustments in the disclosure, which had previously understated the net operating loss carryforwards deferred tax asset, accruals and reserves deferred tax asset, and deferred contract acquisition costs deferred tax liability as of December 31, 2020 by $7.2 million, $0.9 million, and $8.1 million, respectively. These adjustments had no impact to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows as of and for the years ended December 31, 2021, 2020, or 2019. The Company evaluated the effect of the errors on the Company’s notes to the consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and concluded that the adjustments were not material to the previously issued 2020 consolidated financial statements.

The Company recognizes a valuation allowance on its deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. Due to a history of losses in the United States, U.S. deferred tax assets have been fully offset by a valuation allowance. During the year ended December 31, 2021, the Company also recorded a full valuation allowance on its U.K. deferred tax assets. As of December 31, 2021, the valuation allowance of $316.1 million was primarily related to U.S. federal and state and U.K. net operating loss carryforwards and tax credit carryforwards. As of December 31, 2020, the valuation allowance of $73.8 million was primarily related to U.S. federal and state net operating loss carryforwards and tax credit carryforwards. The valuation allowance on the Company’s net deferred tax assets increased by $242.3 million during the year ended December 31, 2021 primarily due to increased U.S. federal and state net operating loss carryforwards and tax credit carryforwards and the establishment of a valuation allowance in the United Kingdom. The valuation allowance increased by $32.6 million and $22.1 million during the years ended December 31, 2020 and 2019, respectively, primarily due to increased U.S. federal and state net operating loss carryforwards and tax credit carryforwards.

Deferred taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2021 due to the Company’s intent and ability to permanently reinvest such earnings. The Company has determined that the amount of the unrecognized deferred tax liability related to these earnings is not material.

As of December 31, 2021, the Company had $1,096.7 million of federal net operating loss carryforwards and $559.6 million of state net operating loss carryforwards. Of the federal net operating loss carryforwards, $1,052.6 million can be carried forward indefinitely, but is limited to 80% of annual taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2034 and 2025, respectively.

As of December 31, 2021, the Company had U.S. federal and state research tax credit carryforwards of $28.2 million and $13.6 million, respectively. The U.S. federal research tax credit carryforwards will begin to expire in 2034. The U.S. state research tax credit carryforwards will begin to expire in 2026.

As of December 31, 2021, the Company had $59.1 million of foreign net operating loss carryforwards. These foreign net operating loss carryforwards have an indefinite life and do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended, and similar provisions of state law, utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to an ownership change. As of December 31, 2021, the Company assessed that its net operating loss and tax credit carryforwards will not expire solely due to Section 382 limitations.

A reconciliation of the beginning and ending balances of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$3,399	$1,623	$796
Gross increase (decrease) for prior year tax positions	192	200	(2)
Gross increase for current year tax positions	8,939	1,576	829
Ending balance	$12,530	$3,399	$1,623

As of December 31, 2021, the total amount of unrecognized tax benefits, if recognized, would not affect the Company’s effective tax rate due to the existence of carryforwards and the valuation allowance in the United States and applicable U.S. state jurisdictions.

The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months. It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities.

The Company recognizes interest and penalties related to uncertain tax positions in benefit from income taxes in the consolidated statements of operations. There were no interest and penalties associated with unrecognized income tax benefits for the years ended December 31, 2021, 2020, and 2019.

The Company’s tax years from inception in 2014 through December 31, 2021 remain subject to examination by various jurisdictions.

12. Net Loss Per Share

For periods in which there were Class A and Class B shares outstanding, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting, converting, and transfer rights. As the liquidation and dividend rights were identical for Class A and Class B common stock, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share would, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020		2019
	Class A and Class B Common	Common	Convertible Founder	Common	Convertible Founder
Numerator:
Net loss	$(342,801)	$(219,560)	$(10,268)	$(87,207)	$(7,835)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	188,627,720	99,562,032	4,656,050	88,147,380	7,920,000
Net loss per share, basic and diluted	$(1.82)	$(2.21)	$(2.21)	$(0.99)	$(0.99)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	December 31, 2021	December 31, 2020	December 31, 2019
Redeemable convertible preferred stock	-	115,277,850	90,624,091
Stock options	61,926,383	71,213,150	67,586,556
Unvested early exercised stock options	2,164,577	2,338,945	4,510,347
RSUs	6,434,508	-	-
ESPP	1,322,476	-	-
Shares issuable upon conversion of the 2027 Notes	10,992,960	-	-
Total	82,840,904	188,829,945	162,720,994

The Company calculates the potential dilutive effect of its 2027 Notes under the if-converted method. Under this method, diluted net loss per share is determined by assuming that all of the 2027 Notes were converted into shares of the Company’s Class A common stock at the beginning of the reporting period.

In connection with the issuance of the 2027 Notes, the Company entered into Capped Calls, which are not included for purposes of calculating the number of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2027 Notes.

13. Subsequent Events

In January 2022, the Company entered into an amended third-party infrastructure agreement that includes a non-cancelable commitment of $150.0 million over the next five years through January 2027.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item (other than the information set forth in the next paragraph) will be included in the proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021 (the “2022 Proxy Statement”), and is incorporated herein by reference.

We maintain a Code of Conduct that is applicable to all employees, executive officers and directors. Our Code of Conduct is available on our Investor Relations website at investors.confluent.io under “Governance - Governance Documents.” We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, if required by applicable law or the listing standards of The Nasdaq Global Select Market. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference into this Annual Report on Form 10-K the information on or accessible through our website.

Item 11. Executive Compensation

The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)
Consolidated Financial Statements

The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

(b)
Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(c)
Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit						Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	S-1/A	333-256693	3.4	6-16-2021
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.	S-1/A	333-256693	4.1	6-16-2021
4.3	Indenture, dated as of December 13, 2021, by and between Confluent, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40526	4.1	12-14-2021
4.4	Form of Global Note, representing Confluent, Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-40526	4.2	12-14-2021
4.5	Description of Securities.					X
10.1	Amended and Restated Investors’ Rights Agreement by and among Confluent, Inc. and certain holders of its capital stock, dated March 20, 2020.	S-1	333-256693	10.1	6-1-2021
10.2+	Amended and Restated 2014 Stock Plan.	S-1/A	333-256693	10.2	6-16-2021
10.3+	Forms of Option Agreement, Stock Option Grant Notice, Exercise Agreement, and Early Exercise Notice and Restricted Stock Purchase Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.3	6-16-2021
10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.4	6-16-2021
10.5+	2021 Equity Incentive Plan.	S-1/A	333-256693	10.5	6-16-2021
10.6+	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.6	6-16-2021
10.7+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.7	6-16-2021
10.8+	2021 Employee Stock Purchase Plan.	S-1/A	333-256693	10.8	6-16-2021
10.9+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-256693	10.9	6-1-2021
10.10+	Confirmatory Offer Letter by and between the Registrant and Edward Jay Kreps, dated May 28, 2021.	S-1/A	333-256693	10.10	6-16-2021
10.11+	Confirmatory Offer Letter by and between the Registrant and Steffan Tomlinson, dated June 14, 2021.	S-1/A	333-25669	10.11	6-16-2021
10.12+	Confirmatory Offer Letter by and between the Registrant and Erica Schultz, dated May 28, 2021.	S-1/A	333-256693	10.12	6-16-2021
10.13	Net Lease Agreement by and between the Registrant and West Evelyn Bryant Office Partners, L.P., dated April 11, 2019.	S-1	333-256693	10.13	6-1-2021
10.14+	Non-Employee Director Compensation Policy.	S-1	333-256693	10.14	6-1-2021
10.15+	Executive Officer Change in Control/Severance Benefit Plan and related participation agreement.					X
10.16+	Cash Incentive Bonus Plan.	S-1	333-256693	10.16	6-1-2021
10.17	Form of Confirmation for Capped Call Transactions.	8-K	001-40526	10.1	12-14-2021
21.1	List of Subsidiaries of the Registrant.					X

23.1	Consent of Pricewaterhouse Coopers LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Management contract or compensatory plan or arrangement.

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Confluent, Inc.

Date: February 24, 2022	By:	/s/ Edward Jay Kreps
Edward Jay Kreps
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward Jay Kreps and Steffan Tomlinson, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Edward Jay Kreps	Chief Executive Officer and Director	February 24, 2022
Edward Jay Kreps	(Principal Executive Officer)

/s/ Steffan Tomlinson	Chief Financial Officer	February 24, 2022
Steffan Tomlinson	(Principal Financial Officer)

/s/ Ying Christina Liu	Chief Accounting Officer	February 24, 2022
Ying Christina Liu	(Principal Accounting Officer)

/s/ Lara Caimi	Director	February 24, 2022
Lara Caimi

/s/ Jonathan Chadwick	Director	February 24, 2022
Jonathan Chadwick

/s/ Alyssa Henry	Director	February 24, 2022
Alyssa Henry

/s/ Matthew Miller	Director	February 24, 2022
Matthew Miller

/s/ Neha Narkhede	Director	February 24, 2022
Neha Narkhede

/s/ Greg Schott	Director	February 24, 2022
Greg Schott

/s/ Eric Vishria	Director	February 24, 2022
Eric Vishria

/s/ Mike Volpi	Director	February 24, 2022
Mike Volpi