Form 10-Q
period 2022-03-31
Confluent, Inc.
filed 2022-05-05
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, there were 125,926,055 shares of the registrant’s Class A common stock and 152,416,050 shares of the registrant's Class B common stock, each with a par value of $0.00001 per share, outstanding.

PART I. Financial Information
ITEM 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	5
Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021	6
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	7
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	8
Notes to Condensed Consolidated Financial Statements	10
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	36
ITEM 4. Controls and Procedures	37
PART II. Other Information
ITEM 1. Legal Proceedings	38
ITEM 1A. Risk Factors	38
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	86
ITEM 3. Defaults Upon Senior Securities	86
ITEM 4. Mine Safety Disclosures	86
ITEM 5. Other Information	86
ITEM 6. Exhibits	87
Signatures	88

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,047,589	$1,375,932
Marketable securities	943,048	640,085
Accounts receivable, net	124,504	137,491
Deferred contract acquisition costs	28,433	27,646
Prepaid expenses and other current assets	51,675	44,919
Total current assets	2,195,249	2,226,073
Property and equipment, net	18,486	14,428
Operating lease right-of-use assets	34,814	37,281
Deferred contract acquisition costs, non-current	54,001	51,178
Other assets, non-current	14,951	13,769
Total assets	$2,317,501	$2,342,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,151	$7,591
Accrued expenses and other liabilities	71,924	98,974
Operating lease liabilities	8,540	9,236
Deferred revenue	235,119	220,920
Liability for early exercise of unvested stock options	6,995	11,467
Total current liabilities	330,729	348,188
Operating lease liabilities, non-current	29,674	31,645
Deferred revenue, non-current	30,565	25,557
Convertible senior notes, net	1,081,637	1,080,701
Other liabilities, non-current	8,827	6,357
Total liabilities	1,481,432	1,492,448
Commitments and contingencies (Note 7)

	March 31, 2022	December 31, 2021
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 125,370,709 and 116,728,968 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 152,666,053 and 155,072,914 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,703,449	1,599,962
Accumulated other comprehensive loss	(5,542)	(830)
Accumulated deficit	(861,841)	(748,854)
Total stockholders’ equity	836,069	850,281
Total liabilities and stockholders’ equity	$2,317,501	$2,342,729

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	$113,920	$67,992
Services	12,219	9,036
Total revenue	126,139	77,028
Cost of revenue:
Subscription	33,603	15,757
Services	12,174	8,081
Total cost of revenue	45,777	23,838
Gross profit	80,362	53,190
Operating expenses:
Research and development	57,661	24,313
Sales and marketing	106,702	58,509
General and administrative	27,481	15,512
Total operating expenses	191,844	98,334
Operating loss	(111,482)	(45,144)
Interest income	566	844
Other expense, net	(1,382)	(336)
Loss before income taxes	(112,298)	(44,636)
Provision for (benefit from) income taxes	689	(110)
Net loss	$(112,987)	$(44,526)
Net loss per share, basic and diluted	$(0.41)	$(0.41)
Weighted-average shares used to compute net loss per share, basic and diluted	272,890,829	108,731,605

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(112,987)	$(44,526)
Other comprehensive loss:
Unrealized loss on marketable securities	(4,712)	(185)
Other comprehensive loss	(4,712)	(185)
Total comprehensive loss	$(117,699)	$(44,711)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2022
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2022	271,801,882	$3	$1,599,962	$(830)	$(748,854)	$850,281
Issuance of common stock upon early exercise of unvested options, net of repurchases	35,623	-	-	-	-	-
Vesting of early exercised options	-	-	5,701	-	-	5,701
Issuance of common stock upon exercise of vested options	5,026,565	-	16,405	-	-	16,405
Vesting of restricted stock units	437,875	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	734,817	-	22,485	-	-	22,485
Stock-based compensation	-	-	58,896	-	-	58,896
Other comprehensive loss	-	-	-	(4,712)	-	(4,712)
Net loss	-	-	-	-	(112,987)	(112,987)
Balances as of March 31, 2022	278,036,762	$3	$1,703,449	$(5,542)	$(861,841)	$836,069

	Three Months Ended March 31, 2021
	Redeemable Convertible Preferred Stock		Convertible Founder Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balances as of January 1, 2021	115,277,850	$574,634	635,818	$-	109,447,843	$1	$99,575	$228	$(406,053)	$(306,249)
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	1,128,365	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	1,208	-	-	1,208
Issuance of common stock upon exercise of vested options	-	-	-	-	2,875,314	-	6,215	-	-	6,215
Stock-based compensation	-	-	-	-	-	-	13,451	-	-	13,451
Other comprehensive loss	-	-	-	-	-	-	-	(185)	-	(185)
Net loss	-	-	-	-	-	-	-	-	(44,526)	(44,526)
Balances as of March 31, 2021	115,277,850	$574,634	635,818	$-	113,451,522	$1	$120,449	$43	$(450,579)	$(330,086)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,987)	$(44,526)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,250	787
Net amortization of premiums or discounts on marketable securities	705	505
Amortization of debt issuance costs	936	-
Amortization of deferred contract acquisition costs	8,470	5,535
Non-cash operating lease costs	2,275	2,856
Stock-based compensation, net of amounts capitalized	57,369	13,353
Deferred income taxes	(4)	(567)
Other	204	439
Changes in operating assets and liabilities:
Accounts receivable	12,782	5,734
Deferred contract acquisition costs	(12,080)	(10,866)
Prepaid expenses and other assets	(7,985)	(2,355)
Accounts payable	177	839
Accrued expenses and other liabilities	(22,853)	1,433
Operating lease liabilities	(2,497)	(2,721)
Deferred revenue	19,207	9,565
Net cash used in operating activities	(55,031)	(19,989)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(2,509)	(596)
Purchases of marketable securities	(403,883)	(41,688)
Maturities of marketable securities	95,545	56,763
Purchases of property and equipment	(887)	(643)
Other	-	9
Net cash (used in) provided by investing activities	(311,734)	13,845
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	16,436	6,215
Proceeds from issuance of common stock upon early exercise of unvested options, net of repurchases	333	7,398
Payments of deferred offering costs	-	(153)
Payments of debt issuance costs for convertible senior notes	(786)	-
Proceeds from issuance of common stock under employee stock purchase plan	22,485	-
Net cash provided by financing activities	38,468	13,460
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(46)	(8)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(328,343)	7,308
Cash, cash equivalents, and restricted cash at beginning of period	1,376,682	37,806
Cash, cash equivalents, and restricted cash at end of period	$1,048,339	$45,114

	Three Months Ended March 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown above:
Cash and cash equivalents	$1,047,589	$44,097
Restricted cash included in other assets, current and non-current	750	1,017
Total cash, cash equivalents, and restricted cash	$1,048,339	$45,114
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$712	$524
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$1,527	$98
Vesting of early exercised stock options	$5,701	$1,208
Unpaid deferred offering costs	$-	$1,340

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 24, 2022 (the “Annual Report”).

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the standalone selling price for each distinct performance obligation included in customer contracts, deferred contract acquisition costs and their period of benefit, valuation of stock-based awards, the fair value of the Company’s common stock prior to its initial public offering (“IPO”) in June 2021, capitalization and estimated useful life of internal-use software, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes.

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

Significant Accounting Policies

Other than the policies described below, there were no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report.

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

Available-for-sale securities are recorded at fair value each reporting period, and are adjusted for amortization of premiums and accretion of discounts to maturity and such amortization and accretion are included in other income (expense), net in the consolidated statements of operations. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. Unrealized gains are reported as a separate component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until realized.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net in the condensed consolidated statements of operations. If neither of these criteria is met, the Company evaluates whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit related unrealized losses are recognized as an allowance for expected credit losses of available-for-sale debt securities on the condensed consolidated balance sheets with a corresponding charge in other income (expense), net in the condensed consolidated statements of operations. Non-credit related unrealized losses are included in accumulated other comprehensive income (loss).

Accounts Receivable and Allowance for Credit Losses

Accounts receivable on the condensed consolidated balance sheets consists of trade accounts receivable and unbilled receivables, net of an allowance for expected credit losses. Trade accounts receivable are stated at the invoiced amount and consist of amounts currently due from customers. Unbilled receivables represent revenue recognized in excess of invoiced amounts for the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer, such that only the passage of time is required before payment of consideration is due. The unbilled receivables balance was $38.1 million and $32.3 million as of March 31, 2022 and December 31, 2021, respectively.

Accounts receivable are reduced by an allowance for expected credit losses. The allowance for expected credits losses represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including the age of the receivable balance, past collection experience with the customer, historical write-off experience, credit quality of the customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts receivable deemed uncollectible are written off against the allowance for expected credit losses when identified and the Company no longer actively pursues collection of the receivable. The Company’s allowance for expected credit losses was not material as of March 31, 2022 and December 31, 2021. Additions to and write-offs against the allowance for expected credit losses were not material for the three months ended March 31, 2022 and 2021.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including the Company’s accounts receivable and certain other financial instruments, with multiple codification improvement amendments issued more recently. Credit losses related to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for the year beginning January 1, 2023, though early adoption is permitted. The Company early adopted this guidance effective January 1, 2022 on a modified retrospective basis, and the adoption did not result in any cumulative effect adjustment to its opening accumulated deficit balance.

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$699,057	$-	$(2,548)	$696,509
Corporate notes and bonds	140,568	-	(1,538)	139,030
U.S. agency obligations	78,531	-	(1,286)	77,245
Commercial paper	30,363	-	(99)	30,264
Total marketable securities	$948,519	$-	$(5,471)	$943,048

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$446,878	$-	$(443)	$446,435
Corporate notes and bonds	125,845	5	(246)	125,604
U.S. agency obligations	54,122	-	(115)	54,007
Commercial paper	10,995	-	-	10,995
Municipal bonds	3,045	-	(1)	3,044
Total marketable securities	$640,885	$5	$(805)	$640,085

Realized gains and losses were not material for the three months ended March 31, 2022 and 2021. No marketable securities were in a continuous unrealized loss position for more than twelve months as of March 31, 2022 and December 31, 2021. Marketable securities in an unrealized loss position had a fair value of $938.0 million and $618.3 million as of March 31, 2022 and December 31, 2021, respectively. The Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of March 31, 2022.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	March 31, 2022
	Amortized Cost	Fair Value
Due within one year	$777,327	$774,766
Due after one year through five years	171,192	168,282
Total	$948,519	$943,048

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Total
Cash equivalents:
U.S. treasury securities	$-	$121,477	$121,477
Money market funds	67,904	-	67,904
Commercial paper	-	2,000	2,000
Marketable securities:
U.S. treasury securities	-	696,509	696,509
Corporate notes and bonds	-	139,030	139,030
U.S. agency obligations	-	77,245	77,245
Commercial paper	-	30,264	30,264
Total	$67,904	$1,066,525	$1,134,429

	December 31, 2021
	Level 1	Level 2	Total
Cash equivalents:
U.S. treasury securities	$-	$69,999	$69,999
Money market funds	23,857	-	23,857
Commercial paper	-	4,999	4,999
Marketable securities:
U.S. treasury securities	-	446,435	446,435
Corporate notes and bonds	-	125,604	125,604
U.S. agency obligations	-	54,007	54,007
Commercial paper	-	10,995	10,995
Municipal bonds	-	3,044	3,044
Total	$23,857	$715,083	$738,940

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and municipal bonds within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial assets between valuation levels during the three months ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $916.4 million and $1,206.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.

5. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	March 31, 2022	December 31, 2021
Computers and equipment	$5,794	$4,541
Furniture and fixtures	1,336	1,322
Purchased software	26	26
Leasehold improvements	413	459
Internal-use software	10,595	8,024
Construction in progress	6,605	5,140
Property and equipment, at cost	$24,769	$19,512
Less: Accumulated depreciation and amortization	(6,283)	(5,084)
Property and equipment, net	$18,486	$14,428

Depreciation and amortization expense was $1.3 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued expenses	$16,696	$17,452
Accrued compensation and benefits	15,685	27,703
Accrued commissions	11,955	13,734
Accrued payroll taxes	9,228	8,681
Employee contributions under employee stock purchase plan	9,146	19,247
Other liabilities	9,214	12,157
Total accrued expenses and other liabilities	$71,924	$98,974

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

During the three months ended March 31, 2022, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible during the three months ended March 31, 2022 and were classified as long-term debt on the Company’s condensed consolidated balance sheets.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other expense, net on the condensed consolidated statement of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs for the three months ended March 31, 2022 was $0.9 million.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(18,363)	(19,299)
Net carrying amount	$1,081,637	$1,080,701

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

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of March 31, 2022 and December 31, 2021.

In addition, the Company subleases certain floors of its unoccupied office space expiring at various dates in 2022. Sublease income is recorded as a reduction of lease expense and was not material for the three months ended March 31, 2022 and 2021.

Purchase Obligations

During the three months ended March 31, 2022, there were no material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of March 31, 2022 and December 31, 2021, the Company is not aware of any matters that would individually or taken together have a material adverse effect on its results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of March 31, 2022 and December 31, 2021, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three months ended March 31, 2022 and 2021 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of March 31, 2022 and December 31, 2021, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Geographic markets:
United States	$78,992	63%	$49,279	64%
International	47,147	37%	27,749	36%
Total revenue	$126,139	100%	$77,028	100%
Subscriptions and services:
Confluent Platform - License	$18,947	15%	$13,961	18%
Confluent Platform - PCS(1)	56,060	44%	40,112	52%
Confluent Cloud	38,913	31%	13,919	18%
Subscription	113,920	90%	67,992	88%
Services	12,219	10%	9,036	12%
Total revenue	$126,139	100%	$77,028	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of March 31, 2022, the Company’s RPO was $551.1 million, approximately 60% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months.

Deferred Revenue

Deferred revenue, including current and non-current balances as of March 31, 2022 and December 31, 2021 was $265.7 million and $246.5 million, respectively. For the three months ended March 31, 2022 and 2021, revenue recognized from deferred revenue at the beginning of the year was $85.9 million and $49.6 million, respectively.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$78,824	$47,599
Capitalization of contract acquisition costs	12,080	10,866
Amortization of deferred contract acquisition costs	(8,470)	(5,535)
Ending balance	$82,434	$52,930

9. Stockholders’ Equity

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	March 31, 2022	December 31, 2021
2014 Stock Plan:
Options outstanding	55,662,168	61,903,883
Restricted stock units outstanding	3,204,463	3,495,540
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	9,338,614	2,938,968
Remaining shares available for future issuance	41,020,422	32,797,245
2021 Employee Stock Purchase Plan	7,145,776	5,162,575
Total	116,393,943	106,320,711

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

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2022	32,797,245	61,926,383	$6.97	7.88	$4,289,643
Increase in authorized shares	13,590,094	-	$-
Stock options exercised	-	(5,071,166)	$3.30
Stock options forfeited or expired	1,170,549	(1,170,549)	$8.03
Repurchases of unvested common stock	8,978	-	$-
RSUs granted	(6,709,732)	-	$-
RSUs forfeited or cancelled	163,288	-	$-
Balance as of March 31, 2022	41,020,422	55,684,668	$7.28	7.69	$1,877,942
Vested as of March 31, 2022		22,871,977	$4.47	6.95	$835,419
Vested and expected to vest as of March 31, 2022		55,684,668	$7.28	7.69	$1,877,942

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $224.4 million and $47.6 million for the three months ended March 31, 2022 and 2021, respectively. No options were granted during the three months ended March 31, 2022 and the weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2021 was $11.81.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of March 31, 2022 and December 31, 2021, there were 1,585,509 and 2,164,577 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities until the options vest, at which point they are reclassified to equity. As of March 31, 2022 and December 31, 2021, the liabilities for early exercised options subject to repurchase were $10.5 million and $15.8 million, respectively, which were recorded as liability for early exercise of unvested stock options and other liabilities, non-current on the condensed consolidated balance sheets.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

RSUs

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2022	6,434,508	$46.01
RSUs granted	6,709,732	$42.79
RSUs vested	(437,875)	$44.96
RSUs forfeited or cancelled	(163,288)	$47.37
Unvested balance as of March 31, 2022	12,543,077	$44.28

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue - subscription	$5,313	$975
Cost of revenue - services	1,862	544
Research and development	20,085	3,511
Sales and marketing	21,062	4,976
General and administrative	9,047	3,347
Stock-based compensation, net of amounts capitalized	$57,369	$13,353
Capitalized stock-based compensation	1,527	98
Total stock-based compensation	$58,896	$13,451

As of March 31, 2022, there was $735.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.3 years.

10. Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date loss or income for includable jurisdictions before income taxes from recurring operations and adjusting for discrete tax items arising in that interim period.

The Company’s provision for (benefit from) income taxes was $0.7 and $(0.1) million for the three months ended March 31, 2022 and 2021, respectively. The Company’s provision for income taxes for the three months ended March 31, 2022 was primarily due to a valuation allowance on U.S. and U.K. deferred tax assets, and foreign and state income taxes. The Company’s benefit from income taxes for the three months ended March 31, 2021 was primarily due to a benefit for stock-based compensation windfalls, partially offset by a valuation allowance on U.S. deferred tax assets and foreign and state income taxes.

As of March 31, 2022, gross unrecognized tax benefits were $13.8 million, which would not affect the Company’s effective tax rate if recognized. The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months, although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. There were no interest and penalties associated with unrecognized income tax benefits for any period presented.

11. Net Loss Per Share

For periods in which there were shares of Class A and Class B common stock outstanding, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting, converting, and transfer rights. As the liquidation and dividend rights were identical for Class A and Class B common stock, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share would, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
	Class A and Class B Common	Common	Convertible Founder
Numerator:
Net loss	$(112,987)	$(44,266)	$(260)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	272,890,829	108,095,787	635,818
Net loss per share, basic and diluted	$(0.41)	$(0.41)	$(0.41)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	March 31, 2022	March 31, 2021
Redeemable convertible preferred stock	-	115,277,850
Stock options	55,684,668	79,624,342
Unvested early exercised stock options	1,585,509	2,975,417
RSUs	12,543,077	14,000
ESPP	758,477	-
Shares issuable upon conversion of the 2027 Notes	10,992,960	-
Total	81,564,691	197,891,609

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 (the “Annual Report”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Confluent” refer to Confluent, Inc. and its consolidated subsidiaries. Unless otherwise indicated, references to our “common stock” include our Class A common stock and Class B common stock.

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

We are focused on the acquisition of new customers and expanding within our current customers. Our go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert online to become paying customers either on a pay-as-you-go model or with a minimum commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 4,120 customers and 2,540 customers as of March 31, 2022 and March 31, 2021, respectively, representing year-over-year growth of 62%. We have experienced significant growth, with revenue of $126.1 million and $77.0 million for the three months ended March 31, 2022 and 2021, respectively, representing year-over-year growth of 64%.

Impact of COVID-19

The ongoing COVID-19 pandemic has caused general business disruption worldwide. The full extent to which the COVID-19 pandemic, including any new variants, will directly or indirectly impact our business, results of operations, cash flows, and financial condition remains uncertain and cannot be accurately predicted.

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

We adopted several measures in response to the COVID-19 pandemic to focus on maintaining business continuity and preparing for the long-term success of our business, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, requiring events to be held virtually, and temporarily reducing the pace of our employee hiring across all functions in the second and third quarters of 2020. In particular, the reduction in employee hiring for our sales and marketing organization has negatively impacted our near- to medium-term growth rate and revenue. While slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer, partner, and employee events had a short-term benefit to our results of operations during 2020 and 2021, we experienced an increase in expenses related to travel, in-person events, real estate and facilities during the three months ended March 31, 2022, and expect to continue to see growth in these expenses during the remainder of 2022 assuming continued easing of restrictions related to the COVID-19 pandemic.

The global impact of COVID-19 continues to evolve, and while the broader implications of the ongoing COVID-19 pandemic remain uncertain, we will continue to monitor the situation and adjust our policies as may be required by government authorities or that we determine are in the best interests of our business, employees, customers, and business partners. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business and operations.

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

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer customers a free cloud trial and a pay-as-you-go arrangement to encourage adoption and usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our subscription revenue to increase over time. Our Confluent Cloud revenue increased from $13.9 million for the three months ended March 31, 2021 to $38.9 million for the three months ended March 31, 2022, representing year-over-year growth of 180%. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations may fluctuate from period to period due to varying patterns of customer consumption and adoption trends.

Growing Our Customer Base and Extending Our Global Reach

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and created more self-serve opportunities, we have significantly broadened our reach of customers and are able to attract a greater array of customers. This is evidenced by our significant increase in customer count in recent years, driven by Confluent Cloud customers. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, the impact of marketing efforts to enhance our brand, and competitive dynamics in our target markets. We had approximately 4,120 customers and 2,540 customers as of March 31, 2022 and March 31, 2021, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers. During the three months ended March 31, 2022 and 2021, 37% and 36% of our total revenue came from outside of the United States, respectively.

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

RPO as a metric is not necessarily indicative of future revenue growth because it does not account for the actual timing of customers’ consumption or future expansion. RPO may also fluctuate due to a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amount of customer contracts. Due to these factors, it is important to review RPO in conjunction with revenue and other financial measures disclosed elsewhere in this Quarterly Report on Form 10-Q. Our RPO was $551.1 million and $280.9 million as of March 31, 2022 and 2021, respectively.

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as the revenue customers contractually committed to over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes services and pay-as-you-go arrangements. Similar to RPO, ARR as a metric is not necessarily indicative of future revenue growth because it does not account for the actual timing of customers’ consumption or future expansion. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 791 and 561 customers with $100,000 or greater in ARR as of March 31, 2022 and 2021, respectively.

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

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, which includes any growth in the value of subscriptions and is net of contraction or attrition over the prior 12 months. Services and pay-as-you-go arrangements are excluded from the calculation of ARR. We then divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our subscriptions that expand, renew, contract, or attrit, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was over 130% as of March 31, 2022, demonstrating our ability to expand within existing customers.

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. The substantial majority of our revenue from Confluent Cloud for the three months ended March 31, 2022 and 2021 was based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Our subscriptions primarily have one-year terms, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

Services Revenue. Services revenue consists of revenue from professional services and education services, which are generally sold on a time-and-materials basis. Revenue for professional services and education services is recognized as these services are delivered.

We expect our total revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the rate of customer renewals and expansions, fluctuations in customer consumption of and adoption trends for our usage-based offering, delivery of professional services, ramp time and productivity of our salesforce, the impact of significant transactions, and seasonality.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, and stock-based compensation, amortization of deferred contract acquisition costs, which consist of sales commissions and the associated payroll taxes, conferences, costs related to marketing programs, travel-related costs, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time and continue to be our largest operating expense for the foreseeable future as we expand our sales force, increase our marketing resources, and expand into new markets.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation for administrative functions including finance, human resources, and legal, professional fees, software and subscription services dedicated for use by our general and administrative functions, and allocated overhead. We expect our general and administrative expenses will increase in absolute dollars over time as we continue to invest in the growth of our business and incur costs associated with being a publicly traded company.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Subscription	$113,920	$67,992
Services	12,219	9,036
Total revenue	126,139	77,028
Cost of revenue:
Subscription(1)(2)	33,603	15,757
Services(1)(2)	12,174	8,081
Total cost of revenue	45,777	23,838
Gross profit	80,362	53,190
Operating expenses:
Research and development(1)(2)	57,661	24,313
Sales and marketing(1)(2)	106,702	58,509
General and administrative(1)(2)	27,481	15,512
Total operating expenses	191,844	98,334
Operating loss	(111,482)	(45,144)
Interest income	566	844
Other expense, net	(1,382)	(336)
Loss before income taxes	(112,298)	(44,636)
Provision for (benefit from) income taxes	689	(110)
Net loss	$(112,987)	$(44,526)

__________________________________________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue - subscription	$5,313	$975
Cost of revenue - services	1,862	544
Research and development	20,085	3,511
Sales and marketing	21,062	4,976
General and administrative	9,047	3,347
Total stock-based compensation expense	$57,369	$13,353

(2) Includes employer taxes on employee stock transactions as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue - subscription	$333	$-
Cost of revenue - services	77	-
Research and development	1,039	121
Sales and marketing	680	103
General and administrative	310	39
Total employer taxes on employee stock transactions	$2,439	$263

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	90%	88%
Services	10	12
Total revenue	100	100
Cost of revenue:
Subscription	27	21
Services	10	10
Total cost of revenue	36	31
Gross profit	64	69
Operating expenses:
Research and development	46	32
Sales and marketing	85	76
General and administrative	22	20
Total operating expenses	152	128
Operating loss	(88)	(59)
Interest income	0	1
Other expense, net	(1)	0
Loss before income taxes	(89)	(58)
Provision for (benefit from) income taxes	1	0
Net loss	(90)%	(58)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Subscription	$113,920	$67,992	$45,928	68%
Services	12,219	9,036	3,183	35%
Total revenue	$126,139	$77,028	$49,111	64%

Subscription revenue increased by $45.9 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to March 31, 2022. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 130% as of March 31, 2022. Confluent Platform and Confluent Cloud contributed 66% and 34% of our subscription revenue during the three months ended March 31, 2022, respectively, compared to 80% and 20% during the three months ended March 31, 2021, respectively.

Services revenue increased by $3.2 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$33,603	$15,757	$17,846	113%
Services	12,174	8,081	4,093	51%
Total cost of revenue	$45,777	$23,838	$21,939	92%
Gross profit	$80,362	$53,190	$27,172	51%

	Three Months Ended March 31,
	2022	2021
Gross margin
Subscription	71%	77%
Services	0%	11%
Total gross margin	64%	69%

Cost of subscription revenue increased by $17.8 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $9.6 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $6.4 million in third-party cloud infrastructure costs. The increase in personnel-related costs included an increase of $4.3 million in stock-based compensation expense.

Cost of services revenue increased by $4.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $3.4 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $0.4 million in third-party contractors who supplemented our services delivery team. The increase in personnel-related costs included an increase of $1.3 million in stock-based compensation expense.

Our subscription gross margin decreased primarily due to higher personnel-related costs, including higher stock-based compensation expense, and the change in our revenue mix, partially offset by economies of scale resulting from increased efficiency and optimization of our infrastructure. Our services gross margin decreased primarily due to higher stock-based compensation expense and higher third-party contractor expense.

Research and Development

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$57,661	$24,313	$33,348	137%
Percentage of revenue	46%	32%

Research and development expenses increased by $33.3 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $29.4 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $2.4 million in third-party cloud infrastructure expenses incurred in developing our platform. The increase in personnel-related costs included an increase of $16.6 million in stock-based compensation expense.

Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$106,702	$58,509	$48,193	82%
Percentage of revenue	85%	76%

Sales and marketing expenses increased by $48.2 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $34.9 million in personnel-related costs and allocated overhead costs driven by increased headcount, an increase of $6.6 million in conference expenses and associated travel-related costs, an increase of $2.9 million in amortization of deferred contract acquisition costs, and an increase of $1.2 million in advertising costs and marketing programs. The increase in personnel-related costs included an increase of $16.1 million in stock-based compensation expense.

General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$27,481	$15,512	$11,969	77%
Percentage of revenue	22%	20%

General and administrative expenses increased by $12.0 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $9.4 million in personnel-related costs and allocated overhead costs driven by increased headcount and an increase of $2.2 million in professional services fees and other expenses to operate as a public company. The increase in personnel-related costs included an increase of $5.7 million in stock-based compensation expense.

Interest Income

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$566	$844	$(278)	(33)%

The change in interest income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was not material.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other expense, net	$(1,382)	$(336)	$(1,046)	311%

Other expense, net increased by $1.0 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to interest expense from amortization of debt issuance costs.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Loss before income taxes	$(112,298)	$(44,636)	$(67,662)	(152)%
Provision for (benefit from) income taxes	689	(110)	799	726%
Effective tax rate	(0.6)%	0.2%

The provision for income taxes during the three months ended March 31, 2022 was primarily driven by a valuation allowance on U.S. and U.K. deferred tax assets and foreign and state income taxes. The Company’s benefit from income taxes for the three months ended March 31, 2021 was primarily driven by a benefit for stock-based compensation windfalls, partially offset by a valuation allowance on U.S. deferred tax assets and foreign and state income taxes.

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets. The most significant component of our tax expense is income taxes in various foreign jurisdictions. Our effective tax rate may fluctuate to the extent earnings are lower in countries that have lower statutory rates or higher in countries that have higher statutory rates.

Liquidity and Capital Resources

To date, we have financed operations primarily through proceeds received from issuances of equity and debt securities and payments received from our customers. In June 2021, our initial public offering resulted in proceeds of $786.6 million, net of underwriting discounts and commissions. In December 2021, we issued $1.1 billion aggregate principal amount of 0% convertible senior notes due 2027 (the “2027 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2027 Notes, after deducting the initial purchasers’ discounts and commissions and debt issuance costs, were $1,080.5 million.

As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,990.6 million. Our cash and cash equivalents primarily consist of bank deposits, U.S. treasury securities, money market funds, and commercial paper. Our marketable securities consist of corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments, net of sublease receipts, primarily related to our office space.

We have generated significant operating losses and negative cash flows from operations. As of March 31, 2022, we had an accumulated deficit of $861.8 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(55,031)	$(19,989)
Net cash (used in) provided by investing activities	$(311,734)	$13,845
Net cash provided by financing activities	$38,468	$13,460

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

Cash used in operating activities of $55.0 million for the three months ended March 31, 2022 primarily consisted of our net loss of $113.0 million, adjusted for non-cash charges of $71.2 million, and net cash outflows of $13.2 million from changes in our operating assets and liabilities. Our non-cash charges included $57.4 million of stock-based compensation expense, net of amounts capitalized, $8.5 million of amortization of deferred contract acquisition costs, and $2.3 million of non-cash operating lease costs. The main drivers of the changes in operating assets and liabilities were a $22.9 million decrease in accrued expenses and other liabilities primarily due to the timing of bonus payments and purchases under our employee stock purchase plan, a $12.1 million increase in deferred contract acquisition costs due to our increased sales, an $8.0 million increase in prepaid expenses and other assets primarily driven by prepaid third-party cloud infrastructure, partially offset by a $19.2 million increase in deferred revenue corresponding with our increased sales and a $12.8 million decrease in accounts receivable due to timing of billings and collections.

Cash used in operating activities of $20.0 million for the three months ended March 31, 2021 primarily consisted of our net loss of $44.5 million, adjusted for non-cash charges of $22.9 million and net cash inflows of $1.6 million from changes in our operating assets and liabilities. Our non-cash charges included $13.4 million of stock-based compensation expense, net of amounts capitalized, $5.5 million of amortization of deferred contract acquisition costs, and $2.9 million of non-cash operating lease costs. The main drivers of the changes in operating assets and liabilities were a $9.6 million increase in deferred revenue corresponding with our increased sales and a $5.7 million decrease in accounts receivable due to timing of billings and collections, particularly from our strong sales in the fourth quarter of 2020, partially offset by a $10.9 million increase in deferred contract acquisition costs due to our increased sales and a $2.7 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

Cash Flows from Investing Activities

Cash used in investing activities of $311.7 million for the three months ended March 31, 2022 was primarily due to purchases of marketable securities of $403.9 million and capitalized internal-use software development costs of $2.5 million, partially offset by maturities of marketable securities of $95.5 million.

Cash provided by investing activities of $13.8 million for the three months ended March 31, 2021 was primarily due to maturities of marketable securities of $56.8 million, offset by purchases of marketable securities of $41.7 million, purchases of property and equipment of $0.6 million, and capitalized internal-use software development costs of $0.6 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $38.5 million for the three months ended March 31, 2022 was primarily due to $22.5 million in proceeds from the issuance of common stock under our employee stock purchase plan, and $16.8 million in proceeds from the issuance of common stock upon exercises of stock options, net of repurchases.

Cash provided by financing activities of $13.5 million for the three months ended March 31, 2021 was due to $13.6 million in proceeds from the issuance of common stock upon exercises of stock options, net of repurchases, offset by payments of deferred offering costs of $0.2 million.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report.

Recent Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

As of March 31, 2022, we had $1,990.6 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. In addition, we had $0.8 million of restricted cash as of March 31, 2022 in support of a letter of credit in connection with a non-cancelable operating lease agreement for our office spaces. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of March 31, 2022.

In December 2021, we issued $1.1 billion aggregate principal amount of 0% convertible senior notes due 2027 (the “2027 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The fair value of the 2027 Notes are subject to market risk and other factors due to the conversion feature. The fair value of the 2027 Notes will generally increase as our Class A common stock price increases, and will generally decrease as our Class A common stock price declines. The market value changes affect the fair value of the 2027 Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the 2027 Notes at face value less unamortized debt issuance costs on our condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. All of our sales contracts are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. A portion of our operating expenses is incurred outside the United States and denominated in foreign currencies and is subject to fluctuations due to changes in foreign exchange rates. Additionally, fluctuations in foreign exchange rates may cause us to recognize additional transaction gains and losses in our condensed consolidated statements of operations. The effect of a hypothetical 10% relative change in foreign exchange rates would not have a material impact on our financial condition, results of operations, or cash flows for the periods presented. To date, we have not entered into any hedging arrangements with respect to foreign currency risk, although we may choose to do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenue was $387.9 million, $236.6 million, and $149.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, and $126.1 million and $77.0 million for the three months ended March 31, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated a net loss of $342.8 million, $229.8 million, and $95.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and $113.0 million and $44.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $861.8 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our offering by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, vaccination and masking requirements, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, including in anticipation of new variant strains of the virus, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, cancellation or postponement of events, and delays in or reduced effectiveness of office re-openings, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and customers. Starting in March 2020, we temporarily required employees to work remotely, and many of our employees are still working remotely, and we suspended most travel by our employees. We have extended the remote work option for employees and have implemented a vaccine mandate for our U.S. employees, where permissible with local, state and federal laws. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests or as are otherwise required, and any other actions to address potential risk to our employees and our operations related to any emerging variant strains of the virus and applicable governmental mandates. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely. Because our team is dispersed, some employees have experienced, and may continue to experience, less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick), some have become sick themselves and been unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Furthermore, we postponed, and may decide to further postpone or cancel, certain planned investments in our business in response to changes in our business as a result of the spread of COVID-19. For example, during the second and third quarters of 2020, we temporarily reduced the pace of our employee hiring across all functions and may do so in the future if there is another severe downturn in economic activity associated with the pandemic. These actions have and may continue to impact our competitive positioning, ability to attract and retain customers, and our growth, business and revenue. Any acceleration or ramp up of operating expenses in the future may also result in lower operating margins for applicable periods.

The global impact of the COVID-19 pandemic continues to evolve, and we will continue to monitor the situation closely. While vaccines have become available in many countries and some economies have reopened, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, ability to access capital, or the global economy as a whole, including due to future waves of outbreak or new variant strains of the virus which may require re-closures or other preventative measures. While the spread of COVID-19 may be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

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

Our business is substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 73% and 85% of our subscription revenue for the years ended December 31, 2021 and 2020, respectively, and 66% and 80% of our subscription revenue for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption, our growth, business, results of operations, and financial condition could be harmed.

We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service. We have less experience marketing, determining pricing for, and selling Confluent Cloud, and we are still determining how best to market, price, and support adoption of Confluent Cloud. As a result, any shift in our sales strategy focused on customer acquisition for Confluent Cloud could result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to Confluent Cloud, given that sales of Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud also involves landing customers at low entry points, including starting with our free Confluent Cloud trial and pay-as-you-go, which have no commitments. There can be no assurance that such customers will enter into usage-based minimum commitments with us, expand their existing commitments, or ramp their usage of Confluent Cloud. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all. The growth rate of our Confluent Cloud revenue may also fluctuate over time, including due to the usage-based nature of Confluent Cloud and customer adoption trends. To expand our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, cultivate relationships with potential customers in key industries and sectors and rapidly convert the sales pipeline into new customers. To increase market adoption and expand the customer base for Confluent Cloud, we also intend to target the commercial customer segment, comprised of small to medium-sized companies, including early stage companies, as part of our overall sales and marketing strategy for Confluent Cloud. These customers typically demand faster deployment of Confluent Cloud within their organizations and prioritize ease of use. In addition, the sales cycle for these customers is typically shorter, requiring accelerated ramp time of our sales force and higher velocity marketing strategies. If we are unsuccessful in these and our other efforts to drive market adoption of and expand the customer base for Confluent Cloud, or if we do so in a way that is not profitable, fails to compete successfully against our current or future competitors, or fails to adequately differentiate Confluent Cloud from open source alternatives, our growth, business, results of operations, and financial condition could be harmed.

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

Our platform for data in motion combines and expands upon functionality from numerous traditional product categories, and hence we compete in each of these categories with products from a number of different vendors. Our primary competition, especially on-premise, is internal IT teams that develop data infrastructure software using open source software, including Apache Kafka. Our principal competitors in the cloud are the well-established public cloud providers that compete in their respective clouds. These enterprises are developing and have released managed service offerings for real-time data ingestion and data streaming, such as Azure Event Hubs (Microsoft Corporation), Amazon Kinesis, Amazon MSK, and Google Cloud Pub/Sub and Dataflow. On premise, there are a number of vendors with legacy products that have pivoted into this space including Cloudera Dataflow, TIBCO Messaging, and Red Hat AMQ Streams.

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
•
seasonality in sales, customer implementations, results of operations (including Confluent Cloud revenue), and remaining performance obligations, or RPO;
•
investments in new offerings, features, and functionality;
•
fluctuations or delays in development, release, or adoption of new features and functionality for our offering;
•
delays in closing sales, including the timing of renewals, which may result in revenue being pushed into the next quarter, particularly because a large portion of our sales occur toward the end of each quarter;
•
fluctuations or delays in purchasing decisions by existing or future customers, including due to geopolitical or economic conditions such as inflation or in anticipation of new offerings or enhancements by us or our competitors;
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
•
general geopolitical or economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

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

Our revenue mix is varied based on the revenue recognition principles applicable to our offering. We recognize a portion of revenue from sales of subscriptions to Confluent Platform up front when our term-based license is delivered. The remainder, constituting post-contract customer support, maintenance, and upgrades, referred to together as PCS, comprises the substantial majority of the revenue and is recognized ratably over the subscription term. Customers may use Confluent Cloud either without a minimum commitment contract, which we refer to as pay-as-you-go, or on a usage-based minimum commitment contract of at least one year in duration. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based minimum commitments are billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. Historically, our Confluent Cloud sales have been individually smaller, with varied usage levels from such customers over time, which may continue as we target the commercial customer segment as part of our sales strategy for Confluent Cloud. However, larger Confluent Cloud sales, including those with terms over one year, may also result in greater variations in usage levels due to the timing and size of those commitments. As a result, there may be fluctuations in revenue period over period as revenue is dependent on varying patterns of customer consumption as well as timing of sales of Confluent Platform, which can result in larger upfront revenue recognition upon delivery of the term-based licenses. In addition, we may experience fluctuations in margins as a result of high cloud infrastructure costs resulting from increased Confluent Cloud sales. Future fluctuations in our revenue and results across periods, including due to further changes in our revenue mix, may make it difficult to assess our future growth and performance.

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

Unfavorable conditions in our industry or the global economy, including those caused by the Russian military operations and related geopolitical situation in Ukraine, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, international trade relations, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

Our offering involves the transmission and processing of data, which can include personal information and our or our customers’ or other third parties’ sensitive, proprietary, and confidential information. Security breaches compromising the confidentiality, integrity, and availability of this information could result from cyber-attacks, computer malware, viruses, social engineering (including phishing), ransomware, supply chain attacks, denial of service attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely, including third-party systems. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Such incidents have become more prevalent in our industry, particularly against cloud services, and may in the future result in the unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary, and confidential information that we own, process, or control, such as customer information and proprietary data and information, including source code. Additionally, due to the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing, and other cybersecurity attacks, including those that are state-sponsored or politically motivated, and unauthorized access to or dissemination of sensitive, proprietary, or confidential information. Future acquisitions could also expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure.

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

If we, or a third party upon whom we rely, experience a security breach or other incident that results in the compromise of the confidentiality, integrity, or availability of our systems or the sensitive, proprietary, or confidential information that we own, process, or control, or the perception that one has occurred, including the Codecov incident described above, this could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our offering, disrupt business operations, result in the exfiltration of proprietary data and information, including source code, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement (including investigations, fines, penalties, audits, and inspections), additional oversight, restrictions or bans on processing personal information, indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations to implement specified security measures, and adversely affect our business, financial condition, and results of operations. We cannot assure you that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Applicable privacy, data security, and data protection obligations may also require us to notify relevant stakeholders of security breaches. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to material adverse impacts such as negative publicity, loss of customer confidence in our services or security measures, investigations, and private or government claims.

These risks are likely to increase as we continue to grow and process, control, store, and transmit increasingly large amounts of data.

Additionally, we cannot be certain that our insurance coverage will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising out of security breaches, particularly if we experience an event that impacts multiple customers, that such coverage will continue to be available on acceptable terms or at all, or that such coverage will pay future claims. Any of these results could adversely affect our business, financial condition, and results of operations.

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

In the ordinary course of business, we process sensitive, proprietary, confidential, and regulated information, including personal information, trade secrets, intellectual property, and other business information, that belongs to us or that we handle on behalf of others such as our customers. As such, we, our customers, and third parties who we work with are subject to numerous evolving and increasingly stringent foreign and domestic laws and requirements relating to privacy, data security, and data protection that are increasing the cost and complexity of operating our business. These requirements may also include regulations, guidance, industry standards, policies, contracts, and other obligations.

In the United States, federal, state, and local governments have enacted numerous privacy, data security, and data protection laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act, or CCPA, imposes several obligations on covered businesses, including requiring specific disclosures related to a business’s collection, use, and sharing of personal information, implementing new operational practices, and honoring requests from California residents related to their personal information. The CCPA contains significant potential penalties for noncompliance (up to $7,500 per violation). California has adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that will substantially expand the CCPA effective January 1, 2023, including by establishing a new California Privacy Protection Agency, and which is expected to increase the risk of enforcement actions. Other states are considering or have also enacted privacy, data security, and data protection laws. For example, Virginia has enacted the Consumer Data Protection Act, Colorado recently enacted the Colorado Privacy Act, and Utah recently enacted the Utah Consumer Privacy Act, all of which differ from the CCPA and become effective in 2023. Further, proposals for comprehensive privacy, data security, and data protection legislation are advancing in several other states, and a patchwork of differing requirements would increase the cost and complexity of operating our business and increase our exposure to liability.

Foreign laws relating to privacy, data security, and data protection are also undergoing a period of rapid change and have become more stringent in recent years. For example, the General Data Protection Regulation, or GDPR, applies in the European Union, or EU, and imposes stringent requirements for processing personal information. The GDPR has also been transposed into national law in the United Kingdom, or the UK. The GDPR subjects noncompliant companies to fines of up to the greater of 20 million Euros or 4% of their global annual revenues, potential bans on processing of personal information, and private litigation. Laws in EU member states and the UK also impose restrictions on direct marketing communications and the use of cookies and similar technologies online, and a new regulation proposed in the EU called the e-Privacy Regulation may make such restrictions more stringent.

The cross-border transfer landscape in Europe is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency. European privacy, data security, and data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe to countries outside the European Economic Area (EEA), such as the United States, that are not considered by the European Commission to provide an adequate level of data protection. In addition, Swiss and UK laws contain similar data transfer restrictions as the GDPR. The European Commission recently released guidance on Standard Contractual Clauses, a mechanism to transfer data outside of the EEA, which imposes additional obligations to carry out cross-border data transfers. Although there are currently valid mechanisms available to transfer data from these jurisdictions, there remains some uncertainty regarding the future of these cross-border data transfers. Countries outside of Europe have enacted or are considering similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of doing business. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased risk of regulatory actions, penalties, and data processing restrictions or bans. These evolving requirements may also result in reduced demand for our services and require us to increase our data processing capabilities and other operations in Europe at significant expense.

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

Like our legal obligations, the demands our customers place on us relating to privacy, data protection, and data security are becoming more stringent. Privacy, data security, and data protection laws including the GDPR and CCPA increasingly require companies to impose specific contractual restrictions on their service providers. In addition, customers that use certain of our products to process protected health information may require us to sign business associate agreements that subject us to the privacy and security requirements under the U.S. Health Insurance Portability and Accountability Act of 1996 and the U.S. Health Information Technology for Economic and Clinical Health Act, as well as state laws that govern the privacy and security of health information. Our customers’ increasing privacy, data security, and data protection standards also increase the cost and complexity of ensuring that the third parties we rely on to operate our business and deliver our services can meet these standards. If we or our vendors are unable to meet our customers’ demands or comply with the increasingly stringent legal or contractual requirements they impose on us relating to privacy, data security, and data protection, including requirements based on updated Standard Contractual Clauses, we may face increased legal liability, customer contract terminations and reduced demand for our services.

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

The number and scope of obligations related to privacy, data security, and data protection are quickly changing. Preparing for and attempting to comply with these obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal data on our behalf. We strive to comply with applicable privacy, data security, and data protection laws and requirements, but we cannot fully determine the impact that current or future such laws and requirements may have on our business or operations. Such laws or requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. If we or the third parties we rely on to operate our business and deliver our services fail to comply, or are perceived as failing to comply, with our legal or contractual obligations relating to privacy, data security or data protection, or our policies and documentation relating to personal information, we could face governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.

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

We have limited experience with respect to determining the optimal prices for our offering, and we have changed our pricing model from time to time and expect to continue to do so in the future. For example, in late 2019, we transitioned the primary purchase model for Confluent Cloud from a defined configuration paid annually in advance to a model based on actual monthly usage and committed annual spend. We also expect to continue providing additional features and functionality for our offering as we work toward expanding applications and use cases for our offering, which will require us to continuously evaluate optimal pricing for our offering. If we do not optimally adjust pricing for our offering, our revenue and margins as well as future customer acquisitions may be negatively impacted. As the markets for our offering mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or on the same terms. Moreover, enterprise customers may demand greater price concessions, or we may be unable to increase prices to offset increases in costs, including hosting costs associated with Confluent Cloud and increases related to inflationary pressures. As a result, in the future we may be required to reduce our prices or increase our discounting, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

Sales to enterprise customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.

As of March 31, 2022 and December 31, 2021, we had 791 customers and 734 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, the COVID-19 pandemic, heightened information security and privacy requirements, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, inflationary pressures, or stress over economic, geopolitical, or pandemic-related events such as those the global market is currently experiencing, may result in employee attrition. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 37% and 36% of our revenue for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2022, approximately 34% of our full-time employees were located outside of the United States, with 9% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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
•
political instability, economic sanctions, terrorist activities, or international conflicts, including the ongoing conflict between Russia and Ukraine, which may impact the operations of our business or the businesses of our customers;
•
inflationary pressures, such as those the global market is currently experiencing, which may increase costs for certain services;
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

Furthermore, we are required to comply with economic and trade sanctions laws and regulations administered by governments where our offering is provided, including the U.S. government (including regulations administered and enforced by the Office of Foreign Assets Control of the U.S. Treasury Department and the U.S. Department of State). For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. These economic and trade sanctions prohibit or restrict the shipment of most products and services to embargoed jurisdictions or sanctioned parties, unless required export authorizations are obtained. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our offering or could limit our end-customers’ ability to implement our offering in those countries. Additionally, export restrictions recently imposed on Russia and Belarus specifically limit the export of encryption software to these locations. Changes in our offering or future changes in export and import regulations may create delays in the introduction of our offering in international markets, prevent our end-customers with international operations from deploying our offering globally or, in some cases, prevent the export or import of our offering to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our offering by, or in our decreased ability to export or sell our offering to, existing or potential end-customers with international operations. Any decreased use of our offering or limitation on our ability to export or sell our offering would adversely affect our business, results of operations, and growth prospects.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have only recently established an internal audit group, and as we continue to grow, we may hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We also need to continue to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2022, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 92.4% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 10.1% of our outstanding classes of common stock as a whole, but controls approximately 16.7% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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

In addition, as of March 31, 2022, up to 58,866,631 shares of our Class B common stock and up to 9,361,114 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 48,166,198 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, certain of our employees may elect to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

On June 28, 2021, we closed our initial public offering of 23,000,000 shares of Class A common stock at an offering price of $36.00 per share, resulting in aggregate gross proceeds to us of $828.0 million, before deducting underwriting discounts and commissions and offering expenses. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-256693), which was declared effective by the SEC on June 23, 2021. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in our final prospectus for our initial public offering dated as of June 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	S-1/A	333-256693	3.4	6-16-2021
10.1+	Executive Officer Change in Control/Severance Benefit Plan and related participation agreement.	10-K	001-40526	10.15	2-24-2022
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

__________________________________________________

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

Date:	May 5, 2022

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steffan Tomlinson
Name:	Steffan Tomlinson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Ying Christina Liu
Name:	Ying Christina Liu
Title:	Chief Accounting Officer (Principal Accounting Officer)