Form 10-Q
period 2022-06-30
Confluent, Inc.
filed 2022-08-03
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 27, 2022, there were 141,180,830 shares of the registrant’s Class A common stock and 140,767,255 shares of the registrant's Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
•
our ability to operate our business and effectively manage our growth under evolving and uncertain macroeconomic conditions, such as high inflation and recessionary environments;
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

We may also use our Twitter, LinkedIn, and Facebook accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our SEC filings, webcasts, press releases, public conference calls, and blogs published on our website. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$529,667	$1,375,932
Marketable securities	1,427,859	640,085
Accounts receivable, net	149,394	137,491
Deferred contract acquisition costs	29,491	27,646
Prepaid expenses and other current assets	55,612	44,919
Total current assets	2,192,023	2,226,073
Property and equipment, net	21,813	14,428
Operating lease right-of-use assets	32,613	37,281
Deferred contract acquisition costs, non-current	54,661	51,178
Other assets, non-current	23,807	13,769
Total assets	$2,324,917	$2,342,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,527	$7,591
Accrued expenses and other liabilities	93,917	98,974
Operating lease liabilities	7,846	9,236
Deferred revenue	255,064	220,920
Liability for early exercise of unvested stock options	3,826	11,467
Total current liabilities	376,180	348,188
Operating lease liabilities, non-current	27,975	31,645
Deferred revenue, non-current	30,667	25,557
Convertible senior notes, net	1,082,583	1,080,701
Other liabilities, non-current	10,888	6,357
Total liabilities	1,528,293	1,492,448
Commitments and contingencies (Note 7)

	June 30, 2022	December 31, 2021
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 140,694,820 and 116,728,968 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 140,718,826 and 155,072,914 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,785,640	1,599,962
Accumulated other comprehensive loss	(9,547)	(830)
Accumulated deficit	(979,472)	(748,854)
Total stockholders’ equity	796,624	850,281
Total liabilities and stockholders’ equity	$2,324,917	$2,342,729

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	$127,018	$78,516	$240,938	$146,508
Services	12,389	9,822	24,608	18,858
Total revenue	139,407	88,338	265,546	165,366
Cost of revenue:
Subscription	35,608	20,292	69,211	36,049
Services	13,901	9,717	26,075	17,798
Total cost of revenue	49,509	30,009	95,286	53,847
Gross profit	89,898	58,329	170,260	111,519
Operating expenses:
Research and development	64,472	33,225	122,133	57,538
Sales and marketing	112,754	73,206	219,456	131,715
General and administrative	29,979	37,943	57,460	53,455
Total operating expenses	207,205	144,374	399,049	242,708
Operating loss	(117,307)	(86,045)	(228,789)	(131,189)
Interest income	2,618	688	3,184	1,532
Other expense, net	(1,432)	(643)	(2,814)	(979)
Loss before income taxes	(116,121)	(86,000)	(228,419)	(130,636)
Provision for income taxes	1,510	2,170	2,199	2,060
Net loss	$(117,631)	$(88,170)	$(230,618)	$(132,696)
Net loss per share, basic and diluted	$(0.42)	$(0.74)	$(0.84)	$(1.17)
Weighted-average shares used to compute net loss per share, basic and diluted	278,268,980	118,648,655	275,593,362	113,717,546

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(117,631)	$(88,170)	$(230,618)	$(132,696)
Other comprehensive loss:
Unrealized loss on marketable securities	(4,005)	(89)	(8,717)	(274)
Other comprehensive loss	(4,005)	(89)	(8,717)	(274)
Total comprehensive loss	$(121,636)	$(88,259)	$(239,335)	$(132,970)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of April 1, 2022	278,036,762	$3	$1,703,449	$(5,542)	$(861,841)	$836,069
Issuance of common stock upon early exercise of unvested options	14,584	-	-	-	-	-
Repurchases of unvested options	(121,867)	-	-	-	-	-
Vesting of early exercised options	-	-	3,093	-	-	3,093
Issuance of common stock upon exercise of vested options	2,610,173	-	8,634	-	-	8,634
Vesting of restricted stock units	873,994	-	-	-	-	-
Stock-based compensation	-	-	70,464	-	-	70,464
Other comprehensive loss	-	-	-	(4,005)	-	(4,005)
Net loss	-	-	-	-	(117,631)	(117,631)
Balances as of June 30, 2022	281,413,646	$3	$1,785,640	$(9,547)	$(979,472)	$796,624

	Three Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Convertible Founder Stock		Common Stock		Class A and B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balances as of April 1, 2021	115,277,850	$574,634	635,818	$-	113,451,522	$1	-	$-	$120,449	$43	$(450,579)	$(330,086)
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	1,319,208	-	4,127	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	2,974	-	-	2,974
Issuance of common stock upon exercise of vested options	-	-	-	-	4,196,833	-	1,685,598	-	12,922	-	-	12,922
Vesting of restricted stock units	-	-	-	-	-	-	15,250	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	34,912	-	-	34,912
Reclassification of common stock to Class B common stock upon initial public offering	-	-	-	-	(118,967,563)	(1)	118,967,563	1	-	-	-	-
Conversion of redeemable convertible preferred and founder stock to Class B common stock upon initial public offering	(115,277,850)	(574,634)	(635,818)	-	-	-	115,913,668	1	574,633	-	-	574,634
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	-	-	23,000,000	-	783,158	-	-	783,158
Issuance of Class A common stock pursuant to charitable donation	-	-	-	-	-	-	250,000	-	13,290	-	-	13,290
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(89)	-	(89)
Net loss	-	-		-	-	-	-	-	-	-	(88,170)	(88,170)
Balances as of June 30, 2021	-	$-	-	$-	-	$-	259,836,206	$2	$1,542,338	$(46)	$(538,749)	$1,003,545

	Six Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2022	271,801,882	$3	$1,599,962	$(830)	$(748,854)	$850,281
Issuance of common stock upon early exercise of unvested options	59,185	-	-	-	-	-
Repurchases of unvested options	(130,845)	-	-	-	-	-
Vesting of early exercised options	-	-	8,794	-	-	8,794
Issuance of common stock upon exercise of vested options	7,636,738	-	25,039	-	-	25,039
Vesting of restricted stock units	1,311,869	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	734,817	-	22,485	-	-	22,485
Stock-based compensation	-	-	129,360	-	-	129,360
Other comprehensive loss	-	-	-	(8,717)	-	(8,717)
Net loss	-	-	-	-	(230,618)	(230,618)
Balances as of June 30, 2022	281,413,646	$3	$1,785,640	$(9,547)	$(979,472)	$796,624

	Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Convertible Founder Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balances as of January 1, 2021	115,277,850	$574,634	635,818	$-	109,447,843	$1	-	$-	$99,575	$228	$(406,053)	$(306,249)
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	2,447,573	-	4,127	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	4,182	-	-	4,182
Issuance of common stock upon exercise of vested options	-	-	-	-	7,072,147	-	1,685,598	-	19,137	-	-	19,137
Vesting of restricted stock units	-	-	-	-	-	-	15,250	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	48,363	-	-	48,363
Reclassification of common stock to Class B common stock upon initial public offering	-	-	-	-	(118,967,563)	(1)	118,967,563	1	-	-	-	-
Conversion of redeemable convertible preferred and founder stock to Class B common stock upon initial public offering	(115,277,850)	(574,634)	(635,818)	-	-	-	115,913,668	1	574,633	-	-	574,634
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	-	-	23,000,000	-	783,158	-	-	783,158
Issuance of Class A common stock pursuant to charitable donation	-	-	-	-	-	-	250,000	-	13,290	-	-	13,290
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(274)	-	(274)
Net loss	-	-	-	-	-	-	-	-	-	-	(132,696)	(132,696)
Balances as of June 30, 2021	-	$-	-	$-	-	$-	259,836,206	$2	$1,542,338	$(46)	$(538,749)	$1,003,545

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(230,618)	$(132,696)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,060	1,543
Net amortization of premiums or discounts on marketable securities	236	964
Amortization of debt issuance costs	1,883	-
Amortization of deferred contract acquisition costs	17,395	11,583
Non-cash operating lease costs	4,475	5,604
Common stock charitable donation expense	-	13,290
Stock-based compensation, net of amounts capitalized	126,235	47,869
Deferred income taxes	26	1,730
Other	559	648
Changes in operating assets and liabilities:
Accounts receivable	(12,462)	(11,853)
Deferred contract acquisition costs	(22,723)	(26,348)
Prepaid expenses and other assets	(20,121)	(14,723)
Accounts payable	7,452	371
Accrued expenses and other liabilities	1,756	12,893
Operating lease liabilities	(4,910)	(5,382)
Deferred revenue	39,254	31,352
Net cash used in operating activities	(88,503)	(63,155)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(4,765)	(1,811)
Purchases of marketable securities	(1,167,362)	(55,971)
Maturities of marketable securities	370,659	122,974
Purchases of property and equipment	(2,071)	(1,673)
Other	-	9
Net cash (used in) provided by investing activities	(803,539)	63,528
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriting discounts and commissions	-	786,600
Proceeds from issuance of common stock upon exercise of vested options	24,383	18,705
Proceeds from issuance of common stock upon early exercise of unvested options	416	18,756
Repurchases of unvested options	(695)	(213)
Payments of deferred offering costs	-	(920)
Payments of debt issuance costs for convertible senior notes	(786)	-
Proceeds from issuance of common stock under employee stock purchase plan	22,485	-
Net cash provided by financing activities	45,803	822,928
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(26)	(10)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(846,265)	823,291
Cash, cash equivalents, and restricted cash at beginning of period	1,376,682	37,806
Cash, cash equivalents, and restricted cash at end of period	$530,417	$861,097

	Six Months Ended June 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown above:
Cash and cash equivalents	$529,667	$860,347
Restricted cash included in other assets, current and non-current	750	750
Total cash, cash equivalents, and restricted cash	$530,417	$861,097
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$2,225	$954
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$3,125	$494
Issuance of common stock upon exercise of vested options included in prepaid expenses and other current assets	$-	$432
Vesting of early exercised stock options	$8,794	$4,182
Unpaid deferred offering costs	$-	$2,411

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts from prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on consolidated net loss, stockholders’ (deficit) equity, or cash flows as previously reported.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable on the condensed consolidated balance sheets consists of trade accounts receivable and unbilled receivables, net of an allowance for expected credit losses. Trade accounts receivable are stated at the invoiced amount and consist of amounts currently due from customers. Unbilled receivables represent revenue recognized in excess of invoiced amounts for the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer, such that only the passage of time is required before payment of consideration is due. The unbilled receivables balance was $42.3 million and $32.3 million as of June 30, 2022 and December 31, 2021, respectively.

Accounts receivable are reduced by an allowance for expected credit losses. The allowance for expected credits losses represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including the age of the receivable balance, past collection experience with the customer, historical write-off experience, credit quality of the customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts receivable deemed uncollectible are written off against the allowance for expected credit losses when identified and the Company no longer actively pursues collection of the receivable. The Company’s allowance for expected credit losses was not material as of June 30, 2022 and December 31, 2021. Additions to and write-offs against the allowance for expected credit losses were not material for the three and six months ended June 30, 2022 and 2021.

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

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$1,163,041	$45	$(5,355)	$1,157,731
Corporate notes and bonds	137,334	10	(2,210)	135,134
U.S. agency obligations	100,262	12	(1,794)	98,480
Commercial paper	36,715	4	(205)	36,514
Total marketable securities	$1,437,352	$71	$(9,564)	$1,427,859

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$446,878	$-	$(443)	$446,435
Corporate notes and bonds	125,845	5	(246)	125,604
U.S. agency obligations	54,122	-	(115)	54,007
Commercial paper	10,995	-	-	10,995
Municipal bonds	3,045	-	(1)	3,044
Total marketable securities	$640,885	$5	$(805)	$640,085

Realized gains and losses were not material for the three and six months ended June 30, 2022 and 2021. No marketable securities were in a continuous unrealized loss position for more than twelve months as of June 30, 2022 and December 31, 2021. Available-for-sale marketable securities in an unrealized loss position had a fair value of $1,380.1 million and $618.3 million as of June 30, 2022 and December 31, 2021, respectively. The Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of June 30, 2022.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	June 30, 2022
	Amortized Cost	Fair Value
Due within one year	$1,235,817	$1,229,767
Due after one year through five years	201,535	198,092
Total	$1,437,352	$1,427,859

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Total
Cash equivalents:
U.S. treasury securities	$-	$93,922	$93,922
Money market funds	6,783	-	6,783
U.S. agency obligations	-	3,993	3,993
Marketable securities:
U.S. treasury securities	-	1,157,731	1,157,731
Corporate notes and bonds	-	135,134	135,134
U.S. agency obligations	-	98,480	98,480
Commercial paper	-	36,514	36,514
Total	$6,783	$1,525,774	$1,532,557

	December 31, 2021
	Level 1	Level 2	Total
Cash equivalents:
U.S. treasury securities	$-	$69,999	$69,999
Money market funds	23,857	-	23,857
Commercial paper	-	4,999	4,999
Marketable securities:
U.S. treasury securities	-	446,435	446,435
Corporate notes and bonds	-	125,604	125,604
U.S. agency obligations	-	54,007	54,007
Commercial paper	-	10,995	10,995
Municipal bonds	-	3,044	3,044
Total	$23,857	$715,083	$738,940

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and municipal bonds within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial assets between valuation levels during the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022 and December 31, 2021, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $804.7 million and $1,206.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.

5. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	June 30, 2022	December 31, 2021
Computers and equipment	$6,927	$4,541
Furniture and fixtures	1,336	1,322
Purchased software	104	26
Leasehold improvements	425	459
Internal-use software	15,285	8,024
Construction in progress	5,769	5,140
Property and equipment, at cost	$29,846	$19,512
Less: Accumulated depreciation and amortization	(8,033)	(5,084)
Property and equipment, net	$21,813	$14,428

Depreciation and amortization expense was $1.8 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $3.1 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$23,348	$27,703
Employee contributions under employee stock purchase plan	18,092	19,247
Accrued expenses	17,375	17,452
Accrued commissions	11,708	13,734
Accrued payroll taxes	9,685	8,681
Other liabilities	13,709	12,157
Total accrued expenses and other liabilities	$93,917	$98,974

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

During the three months ended June 30, 2022, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible during the three months ended June 30, 2022 and were classified as long-term debt on the Company’s condensed consolidated balance sheets.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other expense, net on the condensed consolidated statement of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs for the three and six months ended June 30, 2022 was $0.9 million and $1.9 million, respectively.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(17,417)	(19,299)
Net carrying amount	$1,082,583	$1,080,701

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

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of June 30, 2022 and December 31, 2021.

In addition, the Company subleases certain floors of its unoccupied office space expiring at various dates in 2022. Sublease income is recorded as a reduction of lease expense and was not material for the three months ended June 30, 2022 and 2021, and the six months ended June 30, 2022. Sublease income was $1.4 million for the six months ended June 30, 2021.

Purchase Obligations

During the six months ended June 30, 2022, there were no material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of June 30, 2022 and December 31, 2021, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of June 30, 2022 and December 31, 2021, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three and six months ended June 30, 2022 and 2021 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of June 30, 2022 and December 31, 2021, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Geographic markets:
United States	$87,556	63%	$56,811	64%	$166,548	63%	$106,090	64%
International	51,851	37%	31,527	36%	98,998	37%	59,276	36%
Total revenue	$139,407	100%	$88,338	100%	$265,546	100%	$165,366	100%
Subscriptions and services:
Confluent Platform - License	$19,568	14%	$15,551	18%	$38,515	15%	$29,512	18%
Confluent Platform - PCS(1)	60,470	43%	43,296	49%	116,530	44%	83,408	51%
Confluent Cloud	46,980	34%	19,669	22%	85,893	32%	33,588	20%
Subscription	127,018	91%	78,516	89%	240,938	91%	146,508	89%
Services	12,389	9%	9,822	11%	24,608	9%	18,858	11%
Total revenue	$139,407	100%	$88,338	100%	$265,546	100%	$165,366	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of June 30, 2022, the Company’s RPO was $591.3 million, approximately 62% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months.

Deferred Revenue

Deferred revenue, including current and non-current balances as of June 30, 2022 and December 31, 2021 was $285.7 million and $246.5 million, respectively. For the six months ended June 30, 2022 and 2021, revenue recognized from deferred revenue at the beginning of the year was $152.7 million and $91.0 million, respectively.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$78,824	$47,599
Capitalization of contract acquisition costs	22,723	26,348
Amortization of deferred contract acquisition costs	(17,395)	(11,583)
Ending balance	$84,152	$62,364

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

In June 2021, the Company donated 250,000 shares of its Class A common stock to its charitable foundation, Confluent.org. The Company recognized charitable donation expense of $13.3 million during the three months ended June 30, 2021 within general and administrative expense based on the closing price of its Class A common stock on the date of donation.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	June 30, 2022	December 31, 2021
2014 Stock Plan:
Options outstanding	51,899,378	61,903,883
Restricted stock units outstanding	2,864,365	3,495,540
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	14,302,853	2,938,968
Remaining shares available for future issuance	36,782,187	32,797,245
2021 Employee Stock Purchase Plan	7,145,776	5,162,575
Total	113,017,059	106,320,711

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

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2022	32,797,245	61,926,383	$6.97	7.88	$4,289,643
Increase in authorized shares	13,590,094	-	$-
Stock options exercised	-	(7,695,923)	$3.31
Stock options forfeited or expired	2,308,582	(2,308,582)	$8.52
Repurchases of unvested common stock	130,845	-	$-
RSUs granted	(12,688,748)	-	$-
RSUs forfeited or cancelled	644,169	-	$-
Balance as of June 30, 2022	36,782,187	51,921,878	$7.44	7.53	$820,908
Vested as of June 30, 2022		24,848,276	$5.31	6.99	$445,825
Vested and expected to vest as of June 30, 2022		51,921,878	$7.44	7.53	$820,908

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $284.4 million and $216.1 million for the six months ended June 30, 2022 and 2021, respectively. No options were granted during the six months ended June 30, 2022 and the weighted-average grant-date fair value per share of options granted during the six months ended June 30, 2021 was $12.41.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of June 30, 2022 and December 31, 2021, there were 1,079,122 and 2,164,577 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities until the options vest, at which point they are reclassified to equity. As of June 30, 2022 and December 31, 2021, the liabilities for early exercised options subject to repurchase were $6.8 million and $15.8 million, respectively, which were recorded as liability for early exercise of unvested stock options and other liabilities, non-current on the condensed consolidated balance sheets.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

Performance-Based Options

The Company had granted 2,875,255 options with both a service-based vesting condition and a performance-based vesting condition prior to the IPO. No performance-based options were granted subsequent to the IPO. The performance-based vesting condition was not deemed probable until consummated, and therefore, stock-based compensation related to these options remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO in June 2021, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $3.8 million to general and administrative expense using the accelerated attribution method for the portion of the awards for which the service-based vesting condition had been fully or partially satisfied.

RSUs

The Company began granting RSUs in 2021. RSUs granted prior to the IPO had both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service for four years, during which time the grants will vest quarterly. The performance-based vesting condition was satisfied upon the sale of the Company’s common stock in a firm commitment underwritten public offering. The performance-based vesting condition was not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the IPO. RSUs granted after the IPO do not contain the performance-based vesting condition described above.

Upon the effectiveness of the IPO in June 2021, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $6.8 million using the accelerated attribution method for the portion of the awards for which the service-based vesting condition had been fully or partially satisfied.

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2022	6,434,508	$46.01
RSUs granted	12,688,748	$34.80
RSUs vested	(1,311,869)	$44.21
RSUs forfeited or cancelled	(644,169)	$44.72
Unvested balance as of June 30, 2022	17,167,218	$37.89

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue - subscription	$6,018	$2,172	$11,331	$3,147
Cost of revenue - services	2,328	1,055	4,190	1,599
Research and development	25,337	8,932	45,422	12,443
Sales and marketing	24,746	11,155	45,808	16,131
General and administrative	10,437	11,202	19,484	14,549
Stock-based compensation, net of amounts capitalized	$68,866	$34,516	$126,235	$47,869
Capitalized stock-based compensation	1,598	396	3,125	494
Total stock-based compensation	$70,464	$34,912	$129,360	$48,363

As of June 30, 2022, there was $789.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.1 years.

10. Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date loss or income for includable jurisdictions before income taxes from recurring operations and adjusting for discrete tax items arising in that interim period.

The Company’s provision for income taxes was $1.5 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s provisions for income taxes for the three and six months ended June 30, 2022 and 2021 were primarily due to a valuation allowance on U.S. and U.K. deferred tax assets, and foreign and state income taxes.

During the three months ended June 30, 2022, the amount of gross unrecognized tax benefits increased by an immaterial amount, and this amount would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets. The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months, although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. There were no interest and penalties associated with unrecognized income tax benefits for any period presented.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Class A and Class B Common Stock		Class A and Class B Common Stock
Numerator:
Net loss	$(117,631)	$(88,170)	$(230,618)	$(132,696)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	278,268,980	118,648,655	275,593,362	113,717,546
Net loss per share, basic and diluted	$(0.42)	$(0.74)	$(0.84)	$(1.17)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	June 30, 2022	June 30, 2021
Stock options	51,921,878	75,323,365
Unvested early exercised stock options	1,079,122	3,486,976
RSUs	17,167,218	4,050,033
ESPP	758,398	-
Shares issuable upon conversion of the 2027 Notes	10,992,960	-
Total	81,919,576	82,860,374

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

We are focused on the acquisition of new customers and expanding within our current customers. Our go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert online to become paying customers either on a pay-as-you-go model or with a minimum commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 4,120 customers and 2,830 customers as of June 30, 2022 and June 30, 2021, respectively, representing year-over-year growth of 46%. We have experienced significant growth, with revenue of $139.4 million and $88.3 million for the three months ended June 30, 2022 and 2021, respectively, representing year-over-year growth of 58%, and revenue of $265.5 million and $165.4 million for the six months ended June 30, 2022 and 2021, respectively, representing year-over-year growth of 61%.

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

We adopted several measures in 2020 and 2021 in response to the COVID-19 pandemic to focus on maintaining business continuity and preparing for the long-term success of our business, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and requiring events to be held virtually. In addition, we temporarily reduced the pace of our employee hiring across all functions in the second and third quarters of 2020. The reduction in employee hiring for our sales and marketing organization has negatively impacted our near- to medium-term growth rate and revenue. While slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer, partner, and employee events had a short-term benefit to our results of operations during 2020 and 2021, we experienced an increase in expenses related to travel, in-person events, real estate and facilities during the six months ended June 30, 2022, and expect to continue to see growth in these expenses during the remainder of 2022 assuming continued easing of restrictions related to the COVID-19 pandemic.

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

Key Factors Affecting Our Performance

Developing Innovative, Market-Leading Offerings and Expanding Developer Mindshare

We are focused on delivering market-leading offerings. We believe it is critical for us to maintain our product leadership position and further increase the strength of our brand and reputation to drive revenue growth. We launched Confluent Cloud, our cloud-native SaaS offering, in 2017 to capitalize on the existing demand for a fully-managed cloud service for Apache Kafka. Confluent Cloud has grown rapidly since launch, as organizations have been making significant investments in digital infrastructure with the goal of both driving efficiencies across their businesses, and better leveraging the data that powers their processes and customer experiences. In addition, we continue to release new product enhancements and features to simplify application development and real-time analytics and enhance security and data governance. We intend to continue investing in our engineering capabilities and marketing activities to maintain our strong position within the developer community. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer customers a free cloud trial and a pay-as-you-go arrangement to encourage adoption and usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our subscription revenue to increase over time. Our Confluent Cloud revenue was $47.0 million and $19.7 million for the three months ended June 30, 2022 and 2021, respectively, representing year-over-year growth of 139%, and $85.9 million and $33.6 million for the six months ended June 30, 2022 and 2021, respectively, representing year-over-year growth of 156%. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations may fluctuate from period to period due to varying patterns of customer consumption and adoption trends.

Growing Our Customer Base and Extending Our Global Reach

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and created more self-serve opportunities, we have significantly broadened our reach of customers and are able to attract a greater array of customers. This is evidenced by our significant increase in customer count in recent years, driven by Confluent Cloud customers. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, the impact of marketing efforts to enhance our brand, and competitive dynamics in our target markets. We had approximately 4,120 customers and 2,830 customers as of June 30, 2022 and June 30, 2021, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers. 37% of our total revenue came from outside of the United States during both the three and six months ended June 30, 2022.

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

Investing in Growth and Scaling our Business

We believe our market opportunity is significant, and we are focused on continuing to make substantial investments in our long-term revenue and profitability potential. We believe it is critical to scale across all organizational functions, including our sales and marketing organization, in order to capture this opportunity. Investments we make in our sales and marketing organization will occur in advance of experiencing the benefits from such investments, and it may be difficult for us to determine if we are efficiently allocating resources within the organization. We intend to continue to invest to grow our business to take advantage of our expansive market opportunity while also focusing on improving profitability, margins, and cash flow.

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

RPO as a metric is not necessarily indicative of future revenue growth because it does not account for the actual timing of customers’ consumption or future expansion. RPO may also fluctuate due to a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amount of customer contracts. Due to these factors, it is important to review RPO in conjunction with revenue and other financial measures disclosed elsewhere in this Quarterly Report on Form 10-Q. Our RPO was $591.3 million and $327.2 million as of June 30, 2022 and 2021, respectively.

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as the revenue customers contractually committed to over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes services and pay-as-you-go arrangements. Similar to RPO, ARR as a metric is not necessarily indicative of future revenue growth because it does not account for the actual timing of customers’ consumption or future expansion. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 857 and 617 customers with $100,000 or greater in ARR as of June 30, 2022 and 2021, respectively.

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

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, which includes any growth in the value of subscriptions and is net of contraction or attrition over the prior 12 months. Services and pay-as-you-go arrangements are excluded from the calculation of ARR. We then divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our subscriptions that expand, renew, contract, or attrit, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was over 130% as of June 30, 2022, demonstrating our ability to expand within existing customers.

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. The substantial majority of our revenue from Confluent Cloud for the three and six months ended June 30, 2022 and 2021 was based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Our subscriptions primarily have one-year terms, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

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

Cost of Services Revenue. Cost of services revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with our professional services and education services, costs of third-party consultants and partners who supplement our services delivery team, and allocated overhead. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, and stock-based compensation, amortization of deferred contract acquisition costs, which primarily consist of sales commissions and the associated payroll taxes, conferences, costs related to marketing programs, travel-related costs, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time and continue to be our largest operating expense for the foreseeable future as we expand our sales force, increase our marketing resources, and expand into new markets.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation for administrative functions including finance, human resources, and legal, professional fees, software and subscription services dedicated for use by our general and administrative functions, and allocated overhead. As discussed in Note 9 to our consolidated financial statements, we also recognized non-cash expense of $13.3 million related to the charitable donation of our Class A common stock to Confluent.org in June 2021. We expect our general and administrative expenses will increase in absolute dollars over time as we continue to invest in the growth of our business and incur costs associated with being a publicly traded company.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription	$127,018	$78,516	$240,938	$146,508
Services	12,389	9,822	24,608	18,858
Total revenue	139,407	88,338	265,546	165,366
Cost of revenue:
Subscription(1)(2)	35,608	20,292	69,211	36,049
Services(1)(2)	13,901	9,717	26,075	17,798
Total cost of revenue	49,509	30,009	95,286	53,847
Gross profit	89,898	58,329	170,260	111,519
Operating expenses:
Research and development(1)(2)	64,472	33,225	122,133	57,538
Sales and marketing(1)(2)	112,754	73,206	219,456	131,715
General and administrative(1)(2)	29,979	37,943	57,460	53,455
Total operating expenses	207,205	144,374	399,049	242,708
Operating loss	(117,307)	(86,045)	(228,789)	(131,189)
Interest income	2,618	688	3,184	1,532
Other expense, net	(1,432)	(643)	(2,814)	(979)
Loss before income taxes	(116,121)	(86,000)	(228,419)	(130,636)
Provision for income taxes	1,510	2,170	2,199	2,060
Net loss	$(117,631)	$(88,170)	$(230,618)	$(132,696)
__________________________________________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue - subscription	$6,018	$2,172	$11,331	$3,147
Cost of revenue - services	2,328	1,055	4,190	1,599
Research and development	25,337	8,932	45,422	12,443
Sales and marketing	24,746	11,155	45,808	16,131
General and administrative	10,437	11,202	19,484	14,549
Total stock-based compensation expense	$68,866	$34,516	$126,235	$47,869

(2) Includes employer taxes on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue - subscription	$70	$38	$403	$38
Cost of revenue - services	80	288	157	288
Research and development	342	277	1,381	398
Sales and marketing	1,048	610	1,728	713
General and administrative	130	222	440	261
Total employer taxes on employee stock transactions	$1,670	$1,435	$4,109	$1,698

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	91%	89%	91%	89%
Services	9	11	9	11
Total revenue	100	100	100	100
Cost of revenue:
Subscription	26	23	26	22
Services	10	11	10	11
Total cost of revenue	36	34	36	33
Gross profit	64	66	64	67
Operating expenses:
Research and development	46	38	46	35
Sales and marketing	81	83	83	80
General and administrative	22	43	22	32
Total operating expenses	149	164	150	147
Operating loss	(84)	(98)	(86)	(80)
Interest income	2	1	1	1
Other expense, net	(1)	(1)	(1)	0
Loss before income taxes	(83)	(98)	(86)	(79)
Provision for income taxes	1	2	1	1
Net loss	(84)%	(100)%	(87)%	(80)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Subscription	$127,018	$78,516	$48,502	62%
Services	12,389	9,822	2,567	26%
Total revenue	$139,407	$88,338	$51,069	58%

Subscription revenue increased by $48.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to June 30, 2022. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 130% as of June 30, 2022. Confluent Platform and Confluent Cloud contributed 63% and 37% of our subscription revenue during the three months ended June 30, 2022, respectively, compared to 75% and 25% during the three months ended June 30, 2021, respectively.

Services revenue increased by $2.6 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$35,608	$20,292	$15,316	75%
Services	13,901	9,717	4,184	43%
Total cost of revenue	$49,509	$30,009	$19,500	65%
Gross profit	$89,898	$58,329	$31,569	54%

	Three Months Ended June 30,
	2022	2021
Gross margin
Subscription	72%	74%
Services	(12)%	1%
Total gross margin	64%	66%

Cost of subscription revenue increased by $15.3 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to an increase of $8.2 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $6.2 million in third-party cloud infrastructure costs. The increase in personnel-related costs included an increase of $3.8 million in stock-based compensation expense primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective in connection with our IPO.

Cost of services revenue increased by $4.2 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to an increase of $3.4 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $0.6 million in consulting fees. The increase in personnel-related costs included an increase of $1.3 million in stock-based compensation expense primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP.

Our subscription gross margin decreased primarily due to higher stock-based compensation expense and the change in our revenue mix, partially offset by economies of scale resulting from increased efficiency and optimization of our infrastructure. Our services gross margin decreased primarily due to higher personnel-related costs, including higher stock-based compensation expense.

Research and Development

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$64,472	$33,225	$31,247	94%
Percentage of revenue	46%	38%

Research and development expenses increased by $31.2 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to an increase of $28.5 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $1.7 million in third-party cloud infrastructure expenses incurred in developing our platform. The increase in personnel-related costs included an increase of $16.4 million in stock-based compensation expense, net of amounts capitalized, primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP.

Sales and Marketing

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$112,754	$73,206	$39,548	54%
Percentage of revenue	81%	83%

Sales and marketing expenses increased by $39.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to an increase of $27.4 million in personnel-related costs and allocated overhead costs driven by increased headcount, an increase of $3.3 million in advertising costs and marketing programs, an increase of $2.9 million in amortization of deferred contract acquisition costs, an increase of $2.2 million in travel-related costs, and an increase of $1.2 million in conference expenses. The increase in personnel-related costs included an increase of $13.6 million in stock-based compensation expense primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP.

General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$29,979	$37,943	$(7,964)	(21)%
Percentage of revenue	22%	43%

General and administrative expenses decreased by $8.0 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease of $13.3 million associated with the charitable donation of our Class A common stock upon the consummation of our IPO recognized in the prior period, partially offset by an increase of $2.4 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $1.7 million in professional services fees and other expenses to operate as a public company. The increase in personnel-related costs included a decrease of $0.8 million of stock-based compensation expense, primarily due to $3.8 million of stock-based compensation expense related to performance-based options recognized in the prior period, for which the performance-based vesting condition was satisfied upon the effectiveness of the IPO, offset by increases in stock-based compensation expense in the current period due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP.

Interest Income

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$2,618	$688	$1,930	281%

Interest income increased by $1.9 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the effect of higher cash, cash equivalents, and marketable securities balances and higher yields on marketable securities.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other expense, net	$(1,432)	$(643)	$(789)	123%

Other expense, net increased by $0.8 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to interest expense from amortization of debt issuance costs.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Loss before income taxes	$(116,121)	$(86,000)	$(30,121)	(35)%
Provision for income taxes	1,510	2,170	(660)	30%
Effective tax rate	(1.3)%	(2.5)%

The provisions for income taxes during the three months ended June 30, 2022 and 2021 were primarily driven by a valuation allowance on U.S. and U.K. deferred tax assets and foreign and state income taxes.

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets. The most significant component of our tax expense is income taxes in various foreign jurisdictions. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Subscription	$240,938	$146,508	$94,430	64%
Services	24,608	18,858	5,750	30%
Total revenue	$265,546	$165,366	$100,180	61%

Subscription revenue increased by $94.4 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the six months ended June 30, 2022. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 130% as of June 30, 2022. Confluent Platform and Confluent Cloud contributed 64% and 36% of our subscription revenue during the six months ended June 30, 2022, respectively, compared to 77% and 23% during the three months ended June 30, 2021, respectively.

Services revenue increased by $5.8 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$69,211	$36,049	$33,162	92%
Services	26,075	17,798	8,277	47%
Total cost of revenue	$95,286	$53,847	$41,439	77%
Gross profit	$170,260	$111,519	$58,741	53%

	Six Months Ended June 30,
	2022	2021
Gross margin
Subscription	71%	75%
Services	(6)%	6%
Total gross margin	64%	67%

Cost of subscription revenue increased by $33.2 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase of $17.7 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $12.6 million in third-party cloud infrastructure costs. The increase in personnel-related costs included an increase of $8.2 million in stock-based compensation expense primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP.

Cost of services revenue increased by $8.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase of $6.7 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $1.0 million in consulting fees. The increase in personnel-related costs included an increase of $2.6 million in stock-based compensation expense primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP.

Our subscription gross margin decreased primarily due to higher stock-based compensation expense and the change in our revenue mix, partially offset by economies of scale resulting from increased efficiency and optimization of our infrastructure. Our services gross margin decreased primarily due to higher personnel-related costs, including higher stock-based compensation expense.

Research and Development

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$122,133	$57,538	$64,595	112%
Percentage of revenue	46%	35%

Research and development expenses increased by $64.6 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase of $57.9 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $4.1 million in third-party cloud infrastructure expenses incurred in developing our platform. The increase in personnel-related costs included an increase of $33.0 million in stock-based compensation expense, net of amounts capitalized, primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP.

Sales and Marketing

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$219,456	$131,715	$87,741	67%
Percentage of revenue	83%	80%

Sales and marketing expenses increased by $87.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase of $61.4 million in personnel-related costs and allocated overhead costs driven by increased headcount, an increase of $5.8 million in conference expenses, an increase of $5.8 million in amortization of deferred contract acquisition costs, an increase of $4.5 million in advertising costs and marketing programs, and an increase of $4.3 million in travel-related costs. The increase in personnel-related costs included an increase of $29.7 million in stock-based compensation expense primarily due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP.

General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$57,460	$53,455	$4,005	7%
Percentage of revenue	22%	32%

General and administrative expenses increased by $4.0 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase of $10.1 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $3.8 million in professional services fees and other expenses to operate as a public company, partially offset by a decrease of $13.3 million associated with the charitable donation of our Class A common stock upon the consummation of our IPO recognized in the prior period. The increase in personnel-related costs included an increase of $4.9 million in stock-based compensation expense, primarily as a result of increases in stock-based compensation expense in the current period due to increased headcount, equity awards granted to existing employees, and to a lesser extent, the 2021 ESPP, offset by $3.8 million of stock-based compensation expense related to performance-based options recognized in the prior period, for which the performance-based vesting condition was satisfied upon the effectiveness of the IPO.

Interest Income

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$3,184	$1,532	$1,652	108%

Interest income increased by $1.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the effect of higher cash, cash equivalents, and marketable securities balances and higher yields on marketable securities.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other expense, net	$(2,814)	$(979)	$(1,835)	187%

Other expense, net increased by $1.8 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to interest expense from amortization of debt issuance costs.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Loss before income taxes	$(228,419)	$(130,636)	$(97,783)	(75)%
Provision for income taxes	2,199	2,060	$139	(7)%
Effective tax rate	(1.0)%	(1.6)%

The provisions for income taxes during the six months ended June 30, 2022 and 2021 were primarily driven by a valuation allowance on U.S. and U.K. deferred tax assets and foreign and state income taxes.

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets. The most significant component of our tax expense is income taxes in various foreign jurisdictions. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

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

As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,957.5 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, U.S. treasury securities, money market funds, corporate notes and bonds, U.S. agency obligations, and commercial paper. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments, net of sublease receipts, primarily related to our office space.

We have generated significant operating losses and negative cash flows from operations. As of June 30, 2022, we had an accumulated deficit of $979.5 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(88,503)	$(63,155)
Net cash (used in) provided by investing activities	$(803,539)	$63,528
Net cash provided by financing activities	$45,803	$822,928

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

Cash used in operating activities of $88.5 million for the six months ended June 30, 2022 primarily consisted of our net loss of $230.6 million, adjusted for non-cash charges of $153.9 million, and net cash outflows of $11.8 million from changes in our operating assets and liabilities. Our non-cash charges included $126.2 million of stock-based compensation expense, net of amounts capitalized, $17.4 million of amortization of deferred contract acquisition costs, and $4.5 million of non-cash operating lease costs. The main drivers of the changes in operating assets and liabilities were a $22.7 million increase in deferred contract acquisition costs due to our increased sales, a $20.1 million increase in prepaid expenses and other assets primarily driven by prepaid third-party cloud infrastructure, and a $12.5 million increase in accounts receivable due to overall growth of our sales and our expanding customer base, partially offset by a $39.3 million increase in deferred revenue corresponding with our increased sales.

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

Cash Flows from Investing Activities

Cash used in investing activities of $803.5 million for the six months ended June 30, 2022 was primarily due to purchases of marketable securities of $1,167.4 million and capitalized internal-use software development costs of $4.8 million, partially offset by maturities of marketable securities of $370.7 million.

Cash provided by investing activities of $63.5 million for the six months ended June 30, 2021 was primarily due to maturities of marketable securities of $123.0 million, offset by purchases of marketable securities of $56.0 million, capitalized internal-use software development costs of $1.8 million, and purchases of property and equipment of $1.7 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $45.8 million for the six months ended June 30, 2022 was primarily due to $24.8 million in proceeds from the issuance of common stock upon exercises of stock options, and $22.5 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Cash provided by financing activities of $822.9 million for the six months ended June 30, 2021 was primarily a result of $786.6 million in proceeds from our IPO, net of underwriting discounts and commissions, as well as $37.5 million in proceeds from the issuance of common stock upon exercises of stock options.

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

Jumpstart Our Business Startups (“JOBS”) Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2022, we will cease to qualify as an emerging growth company, effective as of December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of June 30, 2022, we had $1,957.5 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. In addition, we had $0.8 million of restricted cash as of June 30, 2022 in support of a letter of credit in connection with a non-cancelable operating lease agreement for our office spaces. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of June 30, 2022.

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
•
We have a history of operating losses and may not achieve or sustain profitability in the future. In particular, we have limited experience operating our business at current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments.
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

Our revenue was $387.9 million, $236.6 million, and $149.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, and $265.5 million and $165.4 million for the six months ended June 30, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated a net loss of $342.8 million, $229.8 million, and $95.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and $230.6 million and $132.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $979.5 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our offering by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. In particular, we have limited experience operating our business at current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including shifts in our offering and revenue mix, slowing demand for our offering, increasing competition, decreased productivity of our sales and marketing organization and effectiveness of our sales and marketing efforts to acquire new customers, failure to retain existing customers or expand existing subscriptions and usage-based minimum commitments, changing technology, a decrease in the growth of our overall market, our failure, for any reason, to continue to take advantage of growth opportunities, or our failure to adapt and respond to inflationary factors affecting our business or future economic recessions. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Quarterly Report on Form 10-Q. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Health epidemics, including the COVID-19 pandemic, and responses to such epidemics, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.

Our business and operations could be adversely affected by health epidemics, including the COVID-19 pandemic, impacting the markets and communities in which we, our partners, and customers operate. The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business, despite the availability of COVID-19 vaccines. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19 or related macroeconomic impacts, such as inflationary pressures, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiations of their contracts. While historical pricing concessions, payment extensions, and contract renegotiations, including as a result of the COVID-19 pandemic, have not been significant or resulted in a significant decrease in our revenue or delay in revenue recognition, we cannot assure you that future concessions, extensions, or renegotiations that we grant will be similarly insignificant or will not have a significant impact on our revenue, including delays in revenue recognition. The extent of the impact of the COVID-19 pandemic on our customers and our customers’ response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results, especially given that the long-term impact of the pandemic remains uncertain, due in part to new variant strains of the virus and the degree of their vaccine resistance. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

In response to the COVID-19 pandemic, many state, local, and foreign governments put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, vaccination and masking requirements, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, including in anticipation of new variant strains of the virus, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, cancellation or postponement of events, and delays in or reduced effectiveness of office re-openings, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and customers. Starting in March 2020, we temporarily required employees to work remotely, and we suspended most travel by our employees. We implemented a vaccine mandate for our U.S. employees, where permissible with local, state and federal laws, and most of our employees have the flexibility to work remotely with our “remote first” work policy, which we announced in late 2021. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests or as are otherwise required, and any other actions to address potential risk to our employees and our operations related to any emerging variant strains of the virus and applicable governmental mandates. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely. Because our team is dispersed, some employees have experienced, and may continue to experience, less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick), some have become sick themselves and been unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Furthermore, we postponed, and may decide to further postpone or cancel, certain planned investments in our business in response to changes in our business as a result of the spread of COVID-19. For example, during the second and third quarters of 2020, we temporarily reduced the pace of our employee hiring across all functions and may do so in the future if there is another severe downturn in economic activity associated with the pandemic. These actions have and may continue to impact our competitive positioning, ability to attract and retain customers, and our growth, business and revenue. Any acceleration or ramp up of operating expenses in the future may also result in lower operating margins for applicable periods.

The global impact of the COVID-19 pandemic continues to evolve, and we will continue to monitor the situation closely. While vaccines have become available in many countries and some economies have reopened, the ultimate impact of the COVID-19 pandemic, a similar health epidemic or other global health emergency, such as the monkeypox outbreak, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, ability to access capital, or the global economy as a whole, including due to future waves of outbreak or new variant strains of the virus which may require re-closures or other preventative measures. While the spread of COVID-19 may be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

We derive substantially all of our revenue from our platform for data in motion. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from sales of, and additional services related to, our platform for data in motion. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing more features and functionality for such offering. Our growth will depend in large part on enabling additional use cases for our customers after they initially adopt our offering, ranging from industry-specific use cases to use cases generated by the network effects of connecting multiple applications within an enterprise. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our offering as a preferred platform for data in motion, particularly when compared to open source alternatives developed internally by customers. As such, market adoption of our offering is critical to our continued success. Demand for our offering is affected by a number of factors, including increased market acceptance of our offering by existing customers and potential new customers, effectiveness of our sales and marketing strategy, the extension of our offering to new applications and use cases, the timing of development and release of new offerings by us and our competitors, technological change, growth or contraction of the market in which we compete, and customer information technology spending budgets, which may be reduced during periods of high inflation or in recessionary or uncertain economic environments. Failure to successfully address these factors, satisfy customer demands, achieve continued market acceptance over competitors, including open source alternatives, and achieve growth in sales of our offering would harm our business, results of operations, financial condition, and growth prospects.

We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.

Our business is substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 73% and 85% of our subscription revenue for the years ended December 31, 2021 and 2020, respectively, and 64% and 77% of our subscription revenue for the six months ended June 30, 2022 and 2021, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

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
•
changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions, including due to macroeconomic factors and currency exchange rate fluctuations;
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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, international trade relations, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. In particular, we may experience longer sales cycles, reduced contract sizes and generally increased scrutiny on IT spending from existing and potential customers, due in part to the effects of macroeconomic uncertainty. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

We have funded our operations since inception primarily through equity and debt financings and sales of our offering. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur additional debt, the debt holders, together with holders of our outstanding convertible notes, would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including through future issuances of equity-linked or derivative securities, our existing stockholders could experience further dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

Investors’ and other stakeholders’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, customers, employees, and other stakeholders concerning environmental, social and governance matters (“ESG”). Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected.

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

We have limited experience with respect to determining the optimal prices for our offering, and, in particular, we have limited experience pricing our offering under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. We have changed our pricing model from time to time and expect to continue to do so in the future. For example, in late 2019, we transitioned the primary purchase model for Confluent Cloud from a defined configuration paid annually in advance to a model based on actual monthly usage and committed annual spend. We also expect to continue providing additional features and functionality for our offering as we work toward expanding applications and use cases for our offering, which will require us to continuously evaluate optimal pricing for our offering. If we do not optimally adjust pricing for our offering, our revenue and margins as well as future customer acquisitions may be negatively impacted. As the markets for our offering mature, as macroeconomic conditions evolve, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or on the same terms. Moreover, enterprise customers may demand greater price concessions, or we may be unable to increase prices to offset increases in costs, including hosting costs associated with Confluent Cloud and increases related to inflationary pressures. However, our historical data and operating experience may be insufficient to adequately inform our future pricing strategies for changing market environments. As a result, in the future we may be required to reduce our prices or increase our discounting, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

Sales to enterprise customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.

As of June 30, 2022 and December 31, 2021, we had 857 customers and 734 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, the COVID-19 pandemic, heightened information security and privacy requirements, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

Our future success depends in part on our ability to expand our customers’ use of our offering into additional use cases, our customers renewing their subscriptions and usage-based minimum commitments, and our ability to develop our offering for additional use cases and applications. The terms of our subscriptions and usage-based minimum commitments are primarily one year in duration. Our customers have no obligation to renew after the expiration of the applicable term. In order for us to maintain or improve our results of operations, it is important that our customers enter into relationships with us that increase in value over time, and renew and expand their subscriptions with us, including through the use of our offering for additional use cases and applications. Although we seek to increase our revenue through expanded use of our offering by customers in additional use cases, we may not be successful in such efforts. Our dollar-based net retention rate has historically declined or fluctuated, and may further decline or fluctuate, as a result of a number of factors, including loss of one or more customers, the timing and size of any such losses, business strength or weakness of our customers, customer usage of our offering, customer satisfaction with the capabilities of our offering and our level of customer support, our prices, the capabilities and prices of competing products, decisions by customers to use open source alternatives, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including increased interest rates and inflation, currency exchange rate fluctuations, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, as some customers transition from Confluent Platform to Confluent Cloud, our dollar-based net retention rate may decline or fluctuate, at least in the short term, as those customers replace subscriptions to Confluent Platform with usage-based minimum commitments. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of competing products, internally developed or managed solutions, including those based on Apache Kafka or other open source alternatives, and global economic conditions. These factors may also be exacerbated if our customer base of larger enterprises continues to grow, which may require increasingly sophisticated and costly sales efforts, if large enterprises further develop internal capabilities, and if a recessionary or uncertain economic environment negatively impacts our customer base’s information technology budgets. In addition, a strengthening of the U.S. dollar could increase the real cost of our offering to our customers outside of the United States, which could result in loss of customers or reduced usage of our offering. If our customers do not renew their subscriptions and/or usage-based minimum commitments, expand their use of our offering, and purchase additional products from us, our revenue may decline and our business, financial condition, and results of operations may be harmed.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, inflationary pressures, or stress over economic, geopolitical, or pandemic-related events such as those the global market is currently experiencing, may result in employee attrition. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Additionally, in order to retain our existing employees and manage potential attrition, including as a result of recent stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we have issued and may in the future issue additional equity awards, which could negatively impact our results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 37% and 36% of our revenue for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2022, approximately 35% of our full-time employees were located outside of the United States, with 9% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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
•
currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and challenges to international customers due to a rise in the value of the U.S. Dollar;
•
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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2022, we will cease to be an emerging growth company as of December 31, 2022 which will expedite our obligation for our independent registered public accounting firm to issue an attestation report on management's assessment of our internal control over financial reporting and would accelerate our adoption of accounting standards. We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have only recently established an internal audit group, and as we continue to grow, we may hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We also need to continue to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2022, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 90.9% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 10.0% of our outstanding classes of common stock as a whole, but controls approximately 17.8% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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
•
changes in the anticipated future size and growth rate of our market; and
•
general political, social, economic and market conditions, in both domestic and our foreign markets, including effects of increased interest rates and inflationary pressures.

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

In addition, as of June 30, 2022, up to 54,763,743 shares of our Class B common stock and up to 14,325,353 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 43,927,963 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, certain of our employees may elect to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2022, we will cease to be an emerging growth company on December 31, 2022 and therefore will not be able to take advantage of these exemptions.

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

Climate change may have an impact on our business .

While we seek to mitigate our business risks associated with climate change (such as drought, wildfires, hurricanes, increased storm severity and sea level rise), we recognize that there are inherent climate-related risks wherever business is conducted. Our primary locations may be vulnerable to the adverse effects of climate change. For example, certain of our offices have experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience losses and additional costs to maintain or resume operations. In addition, we may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	S-1/A	333-256693	3.4	6-16-2021
10.1+	Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date:	August 3, 2022

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steffan Tomlinson
Name:	Steffan Tomlinson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Ying Christina Liu
Name:	Ying Christina Liu
Title:	Chief Accounting Officer (Principal Accounting Officer)