Form 10-Q
period 2022-09-30
Confluent, Inc.
filed 2022-11-02
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 26, 2022, there were 153,731,055 shares of the registrant’s Class A common stock and 132,670,707 shares of the registrant's Class B common stock, each with a par value of $0.00001 per share, outstanding.

PART I. Financial Information
ITEM 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	5
Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	6
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	7
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	10
Notes to Condensed Consolidated Financial Statements	12
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	45
ITEM 4. Controls and Procedures	46
PART II. Other Information
ITEM 1. Legal Proceedings	47
ITEM 1A. Risk Factors	47
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	96
ITEM 3. Defaults Upon Senior Securities	96
ITEM 4. Mine Safety Disclosures	96
ITEM 5. Other Information	96
ITEM 6. Exhibits	97
Signatures	98

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$503,406	$1,375,932
Marketable securities	1,436,313	640,085
Accounts receivable, net	143,026	137,491
Deferred contract acquisition costs	32,666	27,646
Prepaid expenses and other current assets	59,144	44,919
Total current assets	2,174,555	2,226,073
Property and equipment, net	25,650	14,428
Operating lease right-of-use assets	31,470	37,281
Deferred contract acquisition costs, non-current	61,182	51,178
Other assets, non-current	20,772	13,769
Total assets	$2,313,629	$2,342,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,243	$7,591
Accrued expenses and other liabilities	94,374	98,974
Operating lease liabilities	7,758	9,236
Deferred revenue	258,853	220,920
Liability for early exercise of unvested stock options	3,418	11,467
Total current liabilities	378,646	348,188
Operating lease liabilities, non-current	27,023	31,645
Deferred revenue, non-current	31,065	25,557
Convertible senior notes, net	1,083,541	1,080,701
Other liabilities, non-current	9,456	6,357
Total liabilities	1,529,731	1,492,448
Commitments and contingencies (Note 7)

	September 30, 2022	December 31, 2021
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 152,618,193 and 116,728,968 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	1
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 132,718,158 and 155,072,914 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	2
Additional paid-in capital	1,892,474	1,599,962
Accumulated other comprehensive loss	(13,058)	(830)
Accumulated deficit	(1,095,521)	(748,854)
Total stockholders’ equity	783,898	850,281
Total liabilities and stockholders’ equity	$2,313,629	$2,342,729

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	$138,730	$92,400	$379,668	$238,908
Services	13,002	10,170	37,610	29,028
Total revenue	151,732	102,570	417,278	267,936
Cost of revenue:
Subscription	38,417	25,489	107,628	61,538
Services	14,763	11,810	40,838	29,608
Total cost of revenue	53,180	37,299	148,466	91,146
Gross profit	98,552	65,271	268,812	176,790
Operating expenses:
Research and development	70,099	47,701	192,232	105,239
Sales and marketing	114,312	86,991	333,768	218,706
General and administrative	33,041	25,330	90,501	78,785
Total operating expenses	217,452	160,022	616,501	402,730
Operating loss	(118,900)	(94,751)	(347,689)	(225,940)
Interest income	3,147	299	6,331	1,831
Other income (expense), net	1,572	(530)	(1,242)	(1,509)
Loss before income taxes	(114,181)	(94,982)	(342,600)	(225,618)
Provision for income taxes	1,868	684	4,067	2,744
Net loss	$(116,049)	$(95,666)	$(346,667)	$(228,362)
Net loss per share, basic and diluted	$(0.41)	$(0.37)	$(1.25)	$(1.40)
Weighted-average shares used to compute net loss per share, basic and diluted	282,267,230	259,152,303	277,840,258	162,728,527

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(116,049)	$(95,666)	$(346,667)	$(228,362)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(3,511)	258	(12,228)	(16)
Other comprehensive (loss) income	(3,511)	258	(12,228)	(16)
Total comprehensive loss	$(119,560)	$(95,408)	$(358,895)	$(228,378)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of July 1, 2022	281,413,646	$3	$1,785,640	$(9,547)	$(979,472)	$796,624
Repurchases of unvested options	(4,462)	-	-	-	-	-
Vesting of early exercised options	-	-	1,468	-	-	1,468
Issuance of common stock upon exercise of vested options	1,947,284	-	9,287	-	-	9,287
Vesting of restricted stock units	1,328,020	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	651,863	-	18,454	-	-	18,454
Stock-based compensation	-	-	77,625	-	-	77,625
Other comprehensive loss	-	-	-	(3,511)	-	(3,511)
Net loss	-	-	-	-	(116,049)	(116,049)
Balances as of September 30, 2022	285,336,351	$3	$1,892,474	$(13,058)	$(1,095,521)	$783,898

	Three Months Ended September 30, 2021
	Class A and B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances as of July 1, 2021	259,836,206	$2	$1,542,338	$(46)	$(538,749)	$1,003,545
Issuance of common stock upon early exercise of unvested options, net of repurchases	(17,146)	-	-	-	-	-
Vesting of early exercised options	-	-	2,692	-	-	2,692
Issuance of common stock upon exercise of vested options	4,500,123	1	9,935	-	-	9,936
Vesting of restricted stock units	80,910	-	-	-	-	-
Stock-based compensation	-	-	50,376	-	-	50,376
Other comprehensive income	-	-	-	258	-	258
Net loss	-	-	-	-	(95,666)	(95,666)
Balances as of September 30, 2021	264,400,093	$3	$1,605,341	$212	$(634,415)	$971,141

	Nine Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2022	271,801,882	$3	$1,599,962	$(830)	$(748,854)	$850,281
Issuance of common stock upon early exercise of unvested options	59,185	-	-	-	-	-
Repurchases of unvested options	(135,307)	-	-	-	-	-
Vesting of early exercised options	-	-	10,262	-	-	10,262
Issuance of common stock upon exercise of vested options	9,584,022	-	34,326	-	-	34,326
Vesting of restricted stock units	2,639,889	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	1,386,680	-	40,939	-	-	40,939
Stock-based compensation	-	-	206,985	-	-	206,985
Other comprehensive loss	-	-	-	(12,228)	-	(12,228)
Net loss	-	-	-	-	(346,667)	(346,667)
Balances as of September 30, 2022	285,336,351	$3	$1,892,474	$(13,058)	$(1,095,521)	$783,898

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Convertible Founder Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit) Equity
Balances as of January 1, 2021	115,277,850	$574,634	635,818	$-	109,447,843	$1	-	$-	$99,575	$228	$(406,053)	$(306,249)
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	2,447,573	-	(13,019)	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	6,874	-	-	6,874
Issuance of common stock upon exercise of vested options	-	-	-	-	7,072,147	-	6,185,721	1	29,072	-	-	29,073
Vesting of restricted stock units	-	-	-	-	-	-	96,160	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	98,739	-	-	98,739
Reclassification of common stock to Class B common stock upon initial public offering	-	-	-	-	(118,967,563)	(1)	118,967,563	1	-	-	-	-
Conversion of redeemable convertible preferred and founder stock to Class B common stock upon initial public offering	(115,277,850)	(574,634)	(635,818)	-	-	-	115,913,668	1	574,633	-	-	574,634
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	-	-	23,000,000	-	783,158	-	-	783,158
Issuance of Class A common stock pursuant to charitable donation	-	-	-	-	-	-	250,000	-	13,290	-	-	13,290
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(16)	-	(16)
Net loss	-	-	-	-	-	-	-	-	-	-	(228,362)	(228,362)
Balances as of September 30, 2021	-	$-	-	$-	-	$-	264,400,093	$3	$1,605,341	$212	$(634,415)	$971,141

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(346,667)	$(228,362)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,135	2,440
Net (accretion) amortization of (discounts) premiums on marketable securities	(2,869)	1,500
Amortization of debt issuance costs	2,841	-
Amortization of deferred contract acquisition costs	27,053	18,322
Non-cash operating lease costs	6,617	8,566
Common stock charitable donation expense	-	13,290
Stock-based compensation, net of amounts capitalized	201,628	97,552
Deferred income taxes	46	1,729
Other	880	1,671
Changes in operating assets and liabilities:
Accounts receivable	(6,415)	(10,874)
Deferred contract acquisition costs	(42,077)	(37,592)
Prepaid expenses and other assets	(21,098)	(17,339)
Accounts payable	6,448	1,737
Accrued expenses and other liabilities	1,721	31,490
Operating lease liabilities	(6,939)	(8,216)
Deferred revenue	43,441	42,902
Net cash used in operating activities	(130,255)	(81,184)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(7,553)	(3,863)
Purchases of marketable securities	(1,523,248)	(378,912)
Maturities of marketable securities	717,659	180,667
Purchases of property and equipment	(3,115)	(2,236)
Other	-	12
Net cash used in investing activities	(816,257)	(204,332)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriting discounts and commissions	-	786,600
Proceeds from issuance of common stock upon exercise of vested options	34,132	29,126
Proceeds from issuance of common stock upon early exercise of unvested options	416	18,942
Repurchases of unvested options	(709)	(375)
Payments of deferred offering costs	-	(3,125)
Payments of debt issuance costs for convertible senior notes	(786)	-
Proceeds from issuance of common stock under employee stock purchase plan	40,939	-
Net cash provided by financing activities	73,992	831,168
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	(11)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(872,526)	545,641
Cash, cash equivalents, and restricted cash at beginning of period	1,376,682	37,806
Cash, cash equivalents, and restricted cash at end of period	$504,156	$583,447

	Nine Months Ended September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown above:
Cash and cash equivalents	$503,406	$582,697
Restricted cash included in other assets, current and non-current	750	750
Total cash, cash equivalents, and restricted cash	$504,156	$583,447
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$3,730	$1,741
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$5,357	$1,187
Right-of-use assets obtained in exchange for new operating lease liabilities	$998	$-
Property and equipment included in accounts payable and accrued expenses and other liabilities	$-	$545
Vesting of early exercised stock options	$10,262	$6,874

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts from prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on consolidated net loss, stockholders’ equity, or cash flows as previously reported.

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

The Company bases its estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions about future events and their effects, including the impact of the COVID-19 pandemic and global macroeconomic conditions, cannot be determined with certainty and therefore require the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

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

Available-for-sale securities are recorded at fair value each reporting period, and are adjusted for amortization of premiums and accretion of discounts to maturity and such amortization and accretion are included in other income (expense), net in the condensed consolidated statements of operations. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. Unrealized gains are reported as a separate component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until realized.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable on the condensed consolidated balance sheets consists of trade accounts receivable and unbilled receivables, net of an allowance for expected credit losses. Trade accounts receivable are stated at the invoiced amount and consist of amounts currently due from customers. Unbilled receivables represent revenue recognized in excess of invoiced amounts for the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer, such that only the passage of time is required before payment of consideration is due. The unbilled receivables balance was $45.5 million and $32.3 million as of September 30, 2022 and December 31, 2021, respectively.

Accounts receivable are reduced by an allowance for expected credit losses. The allowance for expected credits losses represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including the age of the receivable balance, past collection experience with the customer, historical write-off experience, credit quality of the customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts receivable deemed uncollectible are written off against the allowance for expected credit losses when identified and the Company no longer actively pursues collection of the receivable. The Company’s allowance for expected credit losses was not material as of September 30, 2022 and December 31, 2021. Additions to and write-offs against the allowance for expected credit losses were not material for the three and nine months ended September 30, 2022 and 2021.

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

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$1,073,302	$9	$(6,316)	$1,066,995
U.S. agency obligations	187,394	4	(3,546)	183,852
Corporate notes and bonds	147,334	-	(2,948)	144,386
Commercial paper	41,312	-	(232)	41,080
Total marketable securities	$1,449,342	$13	$(13,042)	$1,436,313

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$446,878	$-	$(443)	$446,435
Corporate notes and bonds	125,845	5	(246)	125,604
U.S. agency obligations	54,122	-	(115)	54,007
Commercial paper	10,995	-	-	10,995
Municipal bonds	3,045	-	(1)	3,044
Total marketable securities	$640,885	$5	$(805)	$640,085

The following table summarizes the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$782,228	$(4,373)	$255,271	$(1,943)	$1,037,499	$(6,316)
U.S. agency obligations	160,100	(3,138)	19,250	(408)	179,350	(3,546)
Corporate notes and bonds	102,589	(1,919)	41,796	(1,029)	144,385	(2,948)
Commercial paper	41,081	(232)	-	-	41,081	(232)
Total	$1,085,998	$(9,662)	$316,317	$(3,380)	$1,402,315	$(13,042)

As of December 31, 2021, available-for-sale marketable securities in an unrealized loss position had a fair value of $618.3 million, none of which were in a continuous unrealized loss position for twelve months or greater.

The Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of September 30, 2022. Realized gains and losses were not material for the three and nine months ended September 30, 2022 and 2021.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
Due within one year	$1,220,702	$1,213,017
Due after one year through five years	228,640	223,296
Total	$1,449,342	$1,436,313

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$393,057	$-	$393,057
U.S. treasury securities	-	29,857	29,857
U.S. agency obligations	-	22,936	22,936
Commercial paper	-	2,200	2,200
Marketable securities:
U.S. treasury securities	-	1,066,995	1,066,995
U.S. agency obligations	-	183,852	183,852
Corporate notes and bonds	-	144,386	144,386
Commercial paper	-	41,080	41,080
Total	$393,057	$1,491,306	$1,884,363

	December 31, 2021
	Level 1	Level 2	Total
Cash equivalents:
U.S. treasury securities	$-	$69,999	$69,999
Money market funds	23,857	-	23,857
Commercial paper	-	4,999	4,999
Marketable securities:
U.S. treasury securities	-	446,435	446,435
Corporate notes and bonds	-	125,604	125,604
U.S. agency obligations	-	54,007	54,007
Commercial paper	-	10,995	10,995
Municipal bonds	-	3,044	3,044
Total	$23,857	$715,083	$738,940

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and municipal bonds within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial assets between valuation levels during the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $806.4 million and $1,206.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 6 for further information on the Company’s convertible senior notes.

5. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	September 30, 2022	December 31, 2021
Computers and equipment	$7,818	$4,541
Furniture and fixtures	1,336	1,322
Purchased software	104	26
Leasehold improvements	425	459
Internal-use software	18,825	8,024
Construction in progress	7,250	5,140
Property and equipment, at cost	$35,758	$19,512
Less: Accumulated depreciation and amortization	(10,108)	(5,084)
Property and equipment, net	$25,650	$14,428

Depreciation and amortization expense was $2.0 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $5.1 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$20,418	$27,703
Accrued expenses	19,578	17,452
Accrued commissions	15,707	13,734
Accrued payroll taxes	10,745	8,681
Employee contributions under employee stock purchase plan	6,473	19,247
Other liabilities	21,453	12,157
Total accrued expenses and other liabilities	$94,374	$98,974

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

During the three months ended September 30, 2022, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible during the three months ended September 30, 2022 and were classified as long-term debt on the Company’s condensed consolidated balance sheets.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other (income) expense, net on the condensed consolidated statement of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs for the three and nine months ended September 30, 2022 was $1.0 million and $2.8 million, respectively.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(16,459)	(19,299)
Net carrying amount	$1,083,541	$1,080,701

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

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of September 30, 2022 and December 31, 2021.

In addition, the Company subleases certain floors of its unoccupied office space expiring at various dates in 2022. Sublease income is recorded as a reduction of lease expense and was not material for the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2022. Sublease income was $2.2 million for the nine months ended September 30, 2021.

Purchase Obligations

During the nine months ended September 30, 2022, there were no material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of September 30, 2022 and December 31, 2021, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of September 30, 2022 and December 31, 2021, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three and nine months ended September 30, 2022 and 2021 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of September 30, 2022 and December 31, 2021, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Geographic markets:
United States	$95,126	63%	$66,264	65%	$261,674	63%	$172,354	64%
International	56,606	37%	36,306	35%	155,604	37%	95,582	36%
Total revenue	$151,732	100%	$102,570	100%	$417,278	100%	$267,936	100%
Subscriptions and services:
Confluent Platform - License	$17,120	11%	$17,872	17%	$55,635	13%	$47,384	18%
Confluent Platform - PCS(1)	64,688	42%	47,720	47%	181,218	44%	131,128	48%
Confluent Cloud	56,922	38%	26,808	26%	142,815	34%	60,396	23%
Subscription	138,730	91%	92,400	90%	379,668	91%	238,908	89%
Services	13,002	9%	10,170	10%	37,610	9%	29,028	11%
Total revenue	$151,732	100%	$102,570	100%	$417,278	100%	$267,936	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of September 30, 2022, the Company’s RPO was $663.5 million, approximately 62% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months.

Deferred Revenue

Deferred revenue, including current and non-current balances as of September 30, 2022 and December 31, 2021 was $289.9 million and $246.5 million, respectively. For the nine months ended September 30, 2022 and 2021, revenue recognized from deferred revenue at the beginning of the year was $198.2 million and $118.4 million, respectively.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$78,824	$47,599
Capitalization of contract acquisition costs	42,077	37,591
Amortization of deferred contract acquisition costs	(27,053)	(18,322)
Ending balance	$93,848	$66,868

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

In June 2021, the Company donated 250,000 shares of its Class A common stock to its charitable foundation, Confluent.org. The Company recognized charitable donation expense of $13.3 million during the nine months ended September 30, 2021 within general and administrative expense based on the closing price of its Class A common stock on the date of donation.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	September 30, 2022	December 31, 2021
2014 Stock Plan:
Options outstanding	48,791,084	61,903,883
Restricted stock units outstanding	2,552,114	3,495,540
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	16,212,884	2,938,968
Remaining shares available for future issuance	35,021,859	32,797,245
2021 Employee Stock Purchase Plan	6,493,913	5,162,575
Total	109,094,354	106,320,711

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

Except for the initial offering period, the 2021 ESPP provides for 12-month offering periods beginning February 16 and August 16 of each year, and each offering period will consist of two six-month purchase periods. The initial offering period began on June 24, 2021 and ended on August 15, 2022. The initial offering consisted of two purchase periods, with the first purchase period ending on February 15, 2022 and the second purchase period ending on August 15, 2022. The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the offering date or (2) the fair market value of the Company’s Class A common stock on the purchase date.

The 2021 ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first trading day of a new purchase period is lower than the fair market value on the offering date, that offering period will terminate and participants will be automatically enrolled in a new 12-month offering period. An ESPP rollover occurred when the Company’s closing stock price on August 16, 2022 was below the closing stock price on February 16, 2022. This triggered a new 12-month offering period ending on August 15, 2023 and resulted in immaterial incremental stock-based compensation expense to be recognized over the remaining requisite service period.

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2022	32,797,245	61,926,383	$6.97	7.88	$4,289,643
Increase in authorized shares	13,590,094	-	$-
Stock options exercised	-	(9,643,207)	$3.60
Stock options forfeited or expired	3,469,592	(3,469,592)	$8.30
Repurchases of unvested common stock	135,307	-	$-
RSUs granted	(16,211,797)	-	$-
RSUs forfeited or cancelled	1,241,418	-	$-
Balance as of September 30, 2022	35,021,859	48,813,584	$7.54	7.14	$792,955
Vested as of September 30, 2022		26,593,389	$5.62	6.57	$483,005
Vested and expected to vest as of September 30, 2022		48,813,584	$7.54	7.14	$792,955

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $329.3 million and $433.4 million for the nine months ended September 30, 2022 and 2021, respectively. No options were granted during the nine months ended September 30, 2022. The weighted-average grant-date fair value per share of options granted during the nine months ended September 30, 2021 was $12.43.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of September 30, 2022 and December 31, 2021, there were 795,113 and 2,164,577 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities until the options vest, at which point they are reclassified to equity. As of September 30, 2022 and December 31, 2021, the liabilities for early exercised options subject to repurchase were $5.3 million and $15.8 million, respectively, which were recorded as liability for early exercise of unvested stock options and other liabilities, non-current on the condensed consolidated balance sheets.

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

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2022	6,434,508	$46.01
RSUs granted	16,211,797	$32.63
RSUs vested	(2,639,889)	$40.61
RSUs forfeited or cancelled	(1,241,418)	$43.49
Unvested balance as of September 30, 2022	18,764,998	$35.35

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue - subscription	$6,313	$3,945	$17,644	$7,092
Cost of revenue - services	2,684	1,790	6,874	3,389
Research and development	27,692	16,310	73,114	28,753
Sales and marketing	26,712	18,516	72,520	34,647
General and administrative	11,992	9,122	31,476	23,671
Stock-based compensation, net of amounts capitalized	$75,393	$49,683	$201,628	$97,552
Capitalized stock-based compensation	2,232	693	5,357	1,187
Total stock-based compensation	$77,625	$50,376	$206,985	$98,739

As of September 30, 2022, there was $783.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.0 years.

10. Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date loss or income for includable jurisdictions before income taxes from recurring operations and adjusting for discrete tax items arising in that interim period.

The Company’s provision for income taxes was $1.9 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $4.1 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s provisions for income taxes for the three and nine months ended September 30, 2022 and 2021 were primarily due to a valuation allowance on U.S. and U.K. deferred tax assets, and foreign and state income taxes.

During the three months ended September 30, 2022, the amount of gross unrecognized tax benefits increased by an immaterial amount, and this amount would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets. The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months, although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. There were no interest and penalties associated with unrecognized income tax benefits for any period presented.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	Class A and Class B Common Stock		Class A and Class B Common Stock
Numerator:
Net loss	$(116,049)	$(95,666)	$(346,667)	$(228,362)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	282,267,230	259,152,303	277,840,258	162,728,527
Net loss per share, basic and diluted	$(0.41)	$(0.37)	$(1.25)	$(1.40)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	September 30, 2022	September 30, 2021
Stock options	48,813,584	70,035,010
Unvested early exercised stock options	795,113	2,831,202
RSUs	18,764,998	5,997,544
ESPP	1,454,955	1,347,598
Shares issuable upon conversion of the 2027 Notes	10,992,960	-
Total	80,821,610	80,211,354

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

We are focused on the acquisition of new customers and expanding within our current customers. Our go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert online to become paying customers either on a pay-as-you-go model or with a minimum commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 4,240 customers and 3,020 customers as of September 30, 2022 and September 30, 2021, respectively, representing year-over-year growth of 40%. We have experienced significant growth, with revenue of $151.7 million and $102.6 million for the three months ended September 30, 2022 and 2021, respectively, representing year-over-year growth of 48%, and revenue of $417.3 million and $267.9 million for the nine months ended September 30, 2022 and 2021, respectively, representing year-over-year growth of 56%.

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

We adopted several measures in 2020 and 2021 in response to the COVID-19 pandemic to focus on maintaining business continuity and preparing for the long-term success of our business, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and requiring events to be held virtually. In addition, we temporarily reduced the pace of our employee hiring across all functions in the second and third quarters of 2020. The reduction in employee hiring for our sales and marketing organization has negatively impacted our near- to medium-term growth rate and revenue. While slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer, partner, and employee events had a short-term benefit to our results of operations during 2020 and 2021, we experienced an increase in expenses related to travel, in-person events, real estate and facilities during the nine months ended September 30, 2022, and expect to continue to see growth in these expenses during the remainder of 2022 assuming continued easing of restrictions related to the COVID-19 pandemic.

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

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer customers a free cloud trial and a pay-as-you-go arrangement to encourage adoption and usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our subscription revenue to increase over time. Our Confluent Cloud revenue was $56.9 million and $26.8 million for the three months ended September 30, 2022 and 2021, respectively, representing year-over-year growth of 112%, and $142.8 million and $60.4 million for the nine months ended September 30, 2022 and 2021, respectively, representing year-over-year growth of 136%. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations may fluctuate from period to period due to varying patterns of customer consumption and adoption trends.

Growing Our Customer Base and Extending Our Global Reach

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and created more self-serve opportunities, we have significantly broadened our reach of customers and are able to attract a greater array of customers. This is evidenced by our significant increase in customer count in recent years, driven by Confluent Cloud customers. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion of our go-to-market strategies to reach additional customer opportunities, the impact of marketing efforts to enhance our brand, and competitive dynamics in our target markets. We had approximately 4,240 customers and 3,020 customers as of September 30, 2022 and September 30, 2021, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers. 37% of our total revenue came from outside of the United States during both the three and nine months ended September 30, 2022.

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

RPO as a metric is not necessarily indicative of future revenue growth because it does not account for the actual timing of customers’ consumption or future expansion. RPO may also fluctuate due to a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amount of customer contracts. Due to these factors, it is important to review RPO in conjunction with revenue and other financial measures disclosed elsewhere in this Quarterly Report on Form 10-Q. Our RPO was $663.5 million and $385.0 million as of September 30, 2022 and 2021, respectively.

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as the revenue customers contractually committed to over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes services and pay-as-you-go arrangements. Similar to RPO, ARR as a metric is not necessarily indicative of future revenue growth because it does not account for the actual timing of customers’ consumption or future expansion. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 921 and 664 customers with $100,000 or greater in ARR as of September 30, 2022 and 2021, respectively.

From time to time, we may refine our methodology of calculating ARR. We have included, and continue to include, annualized overages in our calculation of ARR. Customers are contractually committed to pay overages plus the minimum contractually committed amount. Beginning in the third quarter of 2021, we refined our methodology of calculating ARR to only include overages above the contractually committed ARR, to align with how our management assesses ARR internally. This change in methodology had an immaterial impact to amounts presented prior to the third quarter of 2021, which have not been retroactively adjusted.

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, which includes any growth in the value of subscriptions and is net of contraction or attrition over the prior 12 months. Services and pay-as-you-go arrangements are excluded from the calculation of ARR. We then divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our subscriptions that expand, renew, contract, or attrit, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was over 130% as of September 30, 2022, demonstrating our ability to expand within existing customers.

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. The substantial majority of our revenue from Confluent Cloud for the three and nine months ended September 30, 2022 and 2021 was based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Our subscriptions primarily have one-year terms, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

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

General and Administrative. General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation for administrative functions including finance, human resources, and legal, professional fees, software and subscription services dedicated for use by our general and administrative functions, and allocated overhead. As discussed in Note 9 to our condensed consolidated financial statements, we also recognized non-cash expense of $13.3 million related to the charitable donation of our Class A common stock to Confluent.org in June 2021. We expect our general and administrative expenses will increase in absolute dollars over time as we continue to invest in the growth of our business and incur costs associated with being a publicly traded company.

Interest Income

Interest income consists primarily of interest earned on our cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense from amortization of debt issuance costs, amortization of premiums and accretion of discounts on marketable securities, gains and losses from foreign currency transactions, and realized gains and losses on marketable securities.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and U.S. state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and U.K. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription	$138,730	$92,400	$379,668	$238,908
Services	13,002	10,170	37,610	29,028
Total revenue	151,732	102,570	417,278	267,936
Cost of revenue:
Subscription(1)(2)	38,417	25,489	107,628	61,538
Services(1)(2)	14,763	11,810	40,838	29,608
Total cost of revenue	53,180	37,299	148,466	91,146
Gross profit	98,552	65,271	268,812	176,790
Operating expenses:
Research and development(1)(2)	70,099	47,701	192,232	105,239
Sales and marketing(1)(2)	114,312	86,991	333,768	218,706
General and administrative(1)(2)	33,041	25,330	90,501	78,785
Total operating expenses	217,452	160,022	616,501	402,730
Operating loss	(118,900)	(94,751)	(347,689)	(225,940)
Interest income	3,147	299	6,331	1,831
Other income (expense), net	1,572	(530)	(1,242)	(1,509)
Loss before income taxes	(114,181)	(94,982)	(342,600)	(225,618)
Provision for income taxes	1,868	684	4,067	2,744
Net loss	$(116,049)	$(95,666)	$(346,667)	$(228,362)

__________________________________________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue - subscription	$6,313	$3,945	$17,644	$7,092
Cost of revenue - services	2,684	1,790	6,874	3,389
Research and development	27,692	16,310	73,114	28,753
Sales and marketing	26,712	18,516	72,520	34,647
General and administrative	11,992	9,122	31,476	23,671
Total stock-based compensation expense	$75,393	$49,683	$201,628	$97,552

(2) Includes employer taxes on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue - subscription	$82	$117	$485	$155
Cost of revenue - services	62	49	219	337
Research and development	496	601	1,877	999
Sales and marketing	580	1,236	2,308	1,949
General and administrative	149	436	589	697
Total employer taxes on employee stock transactions	$1,369	$2,439	$5,478	$4,137

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	91%	90%	91%	89%
Services	9	10	9	11
Total revenue	100	100	100	100
Cost of revenue:
Subscription	25	24	26	23
Services	10	12	10	11
Total cost of revenue	35	36	36	34
Gross profit	65	64	64	66
Operating expenses:
Research and development	46	47	46	39
Sales and marketing	75	85	80	82
General and administrative	22	25	22	29
Total operating expenses	143	157	148	150
Operating loss	(78)	(93)	(83)	(84)
Interest income	2	0	2	0
Other income (expense), net	1	0	0	0
Loss before income taxes	(75)	(93)	(82)	(84)
Provision for income taxes	1	0	1	1
Net loss	(76)%	(93)%	(83)%	(85)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Subscription	$138,730	$92,400	$46,330	50%
Services	13,002	10,170	2,832	28%
Total revenue	$151,732	$102,570	$49,162	48%

Subscription revenue increased by $46.3 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to September 30, 2022. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 130% as of September 30, 2022. Confluent Platform and Confluent Cloud contributed 59% and 41% of our subscription revenue during the three months ended September 30, 2022, respectively, compared to 71% and 29% during the three months ended September 30, 2021, respectively.

Services revenue increased by $2.8 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$38,417	$25,489	$12,928	51%
Services	14,763	11,810	2,953	25%
Total cost of revenue	$53,180	$37,299	$15,881	43%
Gross profit	$98,552	$65,271	$33,281	51%

	Three Months Ended September 30,
	2022	2021
Gross margin
Subscription	72%	72%
Services	(14)%	(16)%
Total gross margin	65%	64%

Cost of subscription revenue increased by $12.9 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase of $6.5 million in third-party cloud infrastructure costs, and an increase of $5.7 million in personnel-related costs and allocated overhead costs driven by increased headcount. The increase in personnel-related costs included an increase of $2.4 million in stock-based compensation expense.

Cost of services revenue increased by $3.0 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase of $2.3 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $0.5 million in consulting fees. The increase in personnel-related costs included an increase of $0.9 million in stock-based compensation expense.

Our subscription gross margin remained flat primarily due to a change in our revenue mix toward Confluent Cloud which has a lower gross margin, offset by economies of scale resulting from increased efficiency and optimization of our infrastructure. Our services gross margin increased primarily due to an increase in services revenue, and a lower than proportionate increase in personnel-related costs and allocated overhead.

Research and Development

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$70,099	$47,701	$22,398	47%
Percentage of revenue	46%	47%

Research and development expenses increased by $22.4 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase of $19.7 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $1.6 million in third-party cloud infrastructure expenses incurred in developing our platform. The increase in personnel-related costs included an increase of $11.4 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$114,312	$86,991	$27,321	31%
Percentage of revenue	75%	85%

Sales and marketing expenses increased by $27.3 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase of $19.4 million in personnel-related costs and allocated overhead costs driven by increased headcount, an increase of $2.8 million in amortization of deferred contract acquisition costs, and an increase of $1.7 million in travel-related costs. The increase in personnel-related costs included an increase of $8.2 million in stock-based compensation expense.

General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$33,041	$25,330	$7,711	30%
Percentage of revenue	22%	25%

General and administrative expenses increased by $7.7 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase of $5.2 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $2.5 million in professional services fees and other expenses to operate as a public company. The increase in personnel-related costs included an increase of $2.9 million of stock-based compensation expense.

Interest Income

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$3,147	$299	$2,848	952%

Interest income increased by $2.8 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to the effect of higher cash, cash equivalents, and marketable securities balances and higher yields on marketable securities.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income (expense), net	$1,572	$(530)	$2,102	397%

Other income (expense), net increased by $2.1 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in net accretion of discounts and amortization of premiums on marketable securities, partially offset by interest expense from amortization of debt issuance costs and losses from foreign currency transactions.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Loss before income taxes	$(114,181)	$(94,982)	$(19,199)	(20)%
Provision for income taxes	1,868	684	1,184	173%
Effective tax rate	(1.6)%	(0.7)%

The provisions for income taxes during the three months ended September 30, 2022 and 2021 were primarily driven by a valuation allowance on U.S. and U.K. deferred tax assets and foreign and state income taxes.

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets. The most significant component of our tax expense is income taxes in various foreign jurisdictions. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Subscription	$379,668	$238,908	$140,760	59%
Services	37,610	29,028	8,582	30%
Total revenue	$417,278	$267,936	$149,342	56%

Subscription revenue increased by $140.8 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the nine months ended September 30, 2022. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 130% as of September 30, 2022. Confluent Platform and Confluent Cloud contributed 62% and 38% of our subscription revenue during the nine months ended September 30, 2022, respectively, compared to 75% and 25% during the nine months ended September 30, 2021.

Services revenue increased by $8.6 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$107,628	$61,538	$46,090	75%
Services	40,838	29,608	11,230	38%
Total cost of revenue	$148,466	$91,146	$57,320	63%
Gross profit	$268,812	$176,790	$92,022	52%

	Nine Months Ended September 30,
	2022	2021
Gross margin
Subscription	72%	74%
Services	(9)%	(2)%
Total gross margin	64%	66%

Cost of subscription revenue increased by $46.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase of $24.4 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $19.1 million in third-party cloud infrastructure costs. The increase in personnel-related costs included an increase of $10.6 million in stock-based compensation expense.

Cost of services revenue increased by $11.2 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase of $9.1 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $1.4 million in consulting fees. The increase in personnel-related costs included an increase of $3.5 million in stock-based compensation expense.

Our subscription gross margin decreased primarily due to higher stock-based compensation expense and the change in our revenue mix, partially offset by economies of scale resulting from increased efficiency and optimization of our infrastructure. Our services gross margin decreased primarily due to higher personnel-related costs, including higher stock-based compensation expense.

Research and Development

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$192,232	$105,239	$86,993	83%
Percentage of revenue	46%	39%

Research and development expenses increased by $87.0 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase of $76.6 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $5.6 million in third-party cloud infrastructure expenses incurred in developing our platform. The increase in personnel-related costs included an increase of $44.4 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$333,768	$218,706	$115,062	53%
Percentage of revenue	80%	82%

Sales and marketing expenses increased by $115.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase of $80.8 million in personnel-related costs and allocated overhead costs driven by increased headcount, an increase of $8.6 million in amortization of deferred contract acquisition costs, an increase of $6.4 million in conference expenses, an increase of $6.0 million in travel-related costs, and an increase of $3.7 million in advertising costs and marketing programs. The increase in personnel-related costs included an increase of $37.9 million in stock-based compensation expense.

General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$90,501	$78,785	$11,716	15%
Percentage of revenue	22%	29%

General and administrative expenses increased by $11.7 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase of $16.8 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $6.3 million in professional services fees and other expenses to operate as a public company, partially offset by a decrease of $13.3 million associated with the charitable donation of our Class A common stock upon the consummation of our IPO recognized in the prior period. The increase in personnel-related costs included an increase of $7.8 million in stock-based compensation expense in the current period primarily due to increased headcount and equity awards granted to existing employees, offset by $3.8 million of stock-based compensation expense related to performance-based options recognized in the prior period, for which the performance-based vesting condition was satisfied upon the effectiveness of the IPO.

Interest Income

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$6,331	$1,831	$4,500	246%

Interest income increased by $4.5 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the effect of higher cash, cash equivalents, and marketable securities balances and higher yields on marketable securities.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other expense, net	$(1,242)	$(1,509)	$267	(18)%

Other expense, net decreased by $0.3 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in net accretion of discounts and amortization of premiums on marketable securities, partially offset by interest expense from amortization of debt issuance costs and losses from foreign currency transactions.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Loss before income taxes	$(342,600)	$(225,618)	$(116,982)	(52)%
Provision for income taxes	4,067	2,744	1,323	48%
Effective tax rate	(1.2)%	(1.2)%

The provisions for income taxes during the nine months ended September 30, 2022 and 2021 were primarily driven by a valuation allowance on U.S. and U.K. deferred tax assets and foreign and state income taxes.

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

As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,939.7 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, U.S. treasury securities, money market funds, corporate notes and bonds, U.S. agency obligations, and commercial paper. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments, net of sublease receipts, primarily related to our office space.

We have generated significant operating losses and negative cash flows from operations. As of September 30, 2022, we had an accumulated deficit of $1,095.5 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(130,255)	$(81,184)
Net cash used in investing activities	$(816,257)	$(204,332)
Net cash provided by financing activities	$73,992	$831,168

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

Cash used in operating activities of $130.3 million for the nine months ended September 30, 2022 primarily consisted of our net loss of $346.7 million, adjusted for non-cash charges of $241.3 million, and net cash outflows of $24.9 million from changes in our operating assets and liabilities. Our non-cash charges included $201.6 million of stock-based compensation expense, net of amounts capitalized, $27.1 million of amortization of deferred contract acquisition costs, and $6.6 million of non-cash operating lease costs. The main drivers of the changes in operating assets and liabilities were a $42.1 million increase in deferred contract acquisition costs due to our increased sales, a $21.1 million increase in prepaid expenses and other assets primarily driven by prepaid third-party cloud infrastructure costs, and a $6.9 million decrease in operating lease liabilities due to lease payments, partially offset by a $43.4 million increase in deferred revenue corresponding with our increased sales.

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

Cash Flows from Investing Activities

Cash used in investing activities of $816.3 million for the nine months ended September 30, 2022 was primarily due to purchases of marketable securities of $1,523.2 million and capitalized internal-use software development costs of $7.6 million, partially offset by maturities of marketable securities of $717.7 million.

Cash used in investing activities of $204.3 million for the nine months ended September 30, 2021 was primarily due to purchases of marketable securities of $378.9 million, capitalized internal-use software development costs of $3.9 million, and purchases of property and equipment of $2.2 million, partially offset by maturities of marketable securities of $180.7 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $74.0 million for the nine months ended September 30, 2022 was primarily due to $40.9 million in proceeds from the issuance of common stock under our employee stock purchase plan and $34.5 million in proceeds from the issuance of common stock upon exercises of stock options.

Cash provided by financing activities of $831.2 million for the nine months ended September 30, 2021 was due to $786.6 million in proceeds from our IPO, net of underwriting discounts and commissions, as well as $48.1 million in proceeds from the issuance of common stock upon exercises of stock options, partially offset by $3.1 million of payments of deferred offering costs.

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

Interest Rate Risk

As of September 30, 2022, we had $1,939.7 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. In addition, we had $0.8 million of restricted cash as of September 30, 2022 in support of a letter of credit in connection with a non-cancelable operating lease agreement for our office spaces. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of September 30, 2022.

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

Our revenue was $387.9 million, $236.6 million, and $149.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, and $417.3 million and $267.9 million for the nine months ended September 30, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated a net loss of $342.8 million, $229.8 million, and $95.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and $346.7 million and $228.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $1,095.5 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our offering by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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

We derive and expect to continue to derive substantially all of our revenue from sales of, and additional services related to, our platform for data in motion. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing more features and functionality for such offering. Our growth will depend in large part on enabling additional use cases for our customers after they initially adopt our offering, ranging from industry-specific use cases to use cases generated by the network effects of connecting multiple applications within an enterprise. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our offering as a preferred platform for data in motion, particularly when compared to open source alternatives developed internally by customers. As such, market adoption of our offering is critical to our continued success. Demand for our offering is affected by a number of factors, including increased market acceptance of our offering by existing customers and potential new customers, effectiveness of our sales and marketing strategy and team, the extension of our offering to new applications and use cases, the timing of development and release of new offerings by us and our competitors, technological change, growth or contraction of the market in which we compete, and customer information technology spending budgets, which may be reduced during periods of high inflation or in recessionary or uncertain economic environments and may be impacted by geopolitical events such as the ongoing conflict between Russia and Ukraine. Failure to successfully address these factors, satisfy customer demands, achieve continued market acceptance over competitors, including open source alternatives, and achieve growth in sales of our offering would harm our business, results of operations, financial condition, and growth prospects.

We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.

Our business is substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 73% and 85% of our subscription revenue for the years ended December 31, 2021 and 2020, respectively, and 62% and 75% of our subscription revenue for the nine months ended September 30, 2022 and 2021, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption, our growth, business, results of operations, and financial condition could be harmed.

We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service. We have less experience marketing, determining pricing for, and selling Confluent Cloud, and we are still determining how best to market, price, and support adoption of Confluent Cloud. As a result, any shift in our sales strategy focused on customer acquisition for Confluent Cloud could result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to Confluent Cloud, given that sales of Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud also involves landing customers at low entry points, including starting with our free Confluent Cloud trial and pay-as-you-go, which have no commitments. There can be no assurance that such customers will enter into usage-based minimum commitments with us, expand their existing commitments, or ramp their usage of Confluent Cloud. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all. The growth rate of our Confluent Cloud revenue may also fluctuate over time, including due to the usage-based nature of Confluent Cloud and customer adoption trends. To expand our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, cultivate relationships with potential customers in key industries and sectors, rapidly convert the sales pipeline into new customers and continue to expand and improve the productivity of our sales and marketing organization. To increase market adoption and expand the customer base for Confluent Cloud, we also intend to target the commercial customer segment, comprised of small to medium-sized companies, including early stage companies, as part of our overall sales and marketing strategy for Confluent Cloud. These customers typically demand faster deployment of Confluent Cloud within their organizations and prioritize ease of use. In addition, the sales cycle for these customers is typically shorter, requiring accelerated ramp time of our sales force and higher velocity marketing strategies. If we are unsuccessful in these and our other efforts to drive market adoption of and expand the customer base for Confluent Cloud, or if we do so in a way that is not profitable, fails to compete successfully against our current or future competitors, or fails to adequately differentiate Confluent Cloud from open source alternatives, our growth, business, results of operations, and financial condition could be harmed.

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

Unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflict between Russia and Ukraine, reductions in information technology spending, or inflation, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, international trade relations, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. In particular, we may experience and, in certain instances, have experienced, longer sales cycles, reduced contract sizes or generally increased scrutiny on IT spending from existing and potential customers, due in part to the effects of macroeconomic uncertainty and the geopolitical situation in Ukraine, and particularly in our non-U.S. markets. To the extent there is a sustained general economic downturn, our revenue, business and results of operations may be affected by delays or reductions in general information technology spending. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

We face risks associated with the growth of our business with certain heavily regulated industry verticals.

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

As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would increase our compliance costs. We may also face greater costs to comply with new ESG standards or initiatives in the European Union. In 2022, we published our first ESG Report, which describes the measurement of our greenhouse gas emissions for 2021 and our efforts to achieve carbon neutrality. In addition, our ESG Report provides highlights of how we are supporting our global workforce and our governance practices. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.

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

As of September 30, 2022 and December 31, 2021, we had 921 customers and 734 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, the COVID-19 pandemic, heightened information security and privacy requirements, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

We believe that our company values have been and will continue to be a key contributor to our success. We have rapidly increased our workforce across all departments, and we expect to continue to hire across our business. Our headcount growth may result in changes to certain employees’ adherence to our core company values. If we do not continue to maintain our adherence to our company values as we grow, including through any future acquisitions or other strategic transactions, we may experience increased turnover in a portion of our current employee base and may not continue to be successful in hiring future employees. Moreover, many of our employees may be eligible to receive significant proceeds from the sale of Class A common stock in the public markets. This may lead to higher employee attrition rates. If we do not replace departing employees on a timely basis, our business and growth may be harmed.

Risks Related to Our International Operations

If we are not successful in expanding our operations and customer base internationally, our business and results of operations could be negatively affected.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 37% and 36% of our revenue for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2022, approximately 36% of our full-time employees were located outside of the United States, with 9% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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
•
actual or perceived risk of economic recession;

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2022, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 89.7% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 9.8% of our outstanding classes of common stock as a whole, but controls approximately 18.6% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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
•
changes in the anticipated future size and growth rate of our market; and
•
general political, social, economic and market conditions, in both domestic and our foreign markets, including effects of increased interest rates and inflationary pressures; and

•
actual or perceived risk of economic recession.

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

In addition, as of September 30, 2022, up to 51,343,198 shares of our Class B common stock and up to 16,235,384 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 41,515,772 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, certain of our employees may elect to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Climate change may have an impact on our business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	S-1/A	333-256693	3.4	6-16-2021
10.1+	Confirmatory Offer Letter by and between Confluent, Inc. and Stephanie Buscemi, dated October 21, 2022.					X
10.2+	Confirmatory Offer Letter by and between Confluent, Inc. and Chad Verbowski, dated October 19, 2022.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date:	November 2, 2022

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steffan Tomlinson
Name:	Steffan Tomlinson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Ying Christina Liu
Name:	Ying Christina Liu
Title:	Chief Accounting Officer (Principal Accounting Officer)