Form 10-K
period 2022-12-31
Confluent, Inc.
filed 2023-02-28
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of common stock on the Nasdaq Global Select Market on June 30, 2022, was approximately $3,222.9 million.

As of February 8, 2023, there were 177,250,222 shares of the registrant’s Class A common stock and 113,879,311 shares of the Registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

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
•
our ability to achieve or sustain our margins and profitability;
•
the impact of, and our ability to operate our business and effectively manage our growth under evolving and uncertain macroeconomic conditions, such as high inflation and recessionary environments;
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

Being digital-first is not just a matter of adding an application or automating an existing process. It is an end-to-end reimagining of business. It means creating rich, digital front-end customer experiences as a primary way of interacting with customers. It means transitioning to real-time, software-driven back-end operations as a business. In retail, this is the difference between accurate inventory tracking across multiple channels to ensure a consumer can have an up-to-date snapshot of what is actually in-store, versus leaving a consumer disappointed on arrival when the product that they thought was available is out-of-stock. In manufacturing, this is the difference between harnessing a real-time flow of data from IoT sensors to deliver predictive maintenance and reduce downtime, versus episodic, manual inspections of equipment. In financial services, this is the difference between detecting and preventing fraud versus reacting afterwards.

This is a matter of life or death for companies. Tech disruptors are delivering rich, digital customer experiences and setting the standard for customer expectations. Businesses in every industry are in full mobilization to rebuild their businesses around the new experiences made possible with software and data. Organizations that get it right can experience stronger growth, lower costs, and improved customer loyalty and gain significant competitive advantage. Conversely, organizations that fail to deliver a real-time customer experience that is intuitive, informed, and reliable can expect frustration, dissatisfaction, and churn.

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

Our open source roots are a key driver of our go-to-market success. Apache Kafka has become the industry standard for data in motion. It is one of the most successful open source projects, estimated to have been used by over 75% of the Fortune 500. Modern applications are expected to integrate with Apache Kafka, and the technical skill set for Kafka has become a critical requirement in the industry. Confluent’s products provide the capabilities of Apache Kafka but do so on a platform built for the cloud, complemented by connectivity to the larger enterprise, and with the ability to process and govern at scale. The developer community understands the benefits of a complete platform for data in motion. Consequently, software developers within our prospective customers’ engineering or IT departments are often very familiar with our underlying technology and value proposition and evangelize on our behalf.

Confluent has built an operationalized customer journey, which we call our Data in Motion Journey, focused on data in motion that ties together product features, go-to-market efforts, and customer success capabilities, and helps take customers from their initial experiments with the technology to organization-wide adoption as one of their most critical data platforms. This starts by landing use cases in a high volume, low-friction manner while projects are still being conceived and the architecture of the solution is being designed. Awareness and use of our offering begin even before our sales efforts, given the widespread adoption of Apache Kafka by developers and the self-service adoption made possible with our cloud product and community downloads. Our enterprise sales force takes these initial engagements and helps users progress to production use cases and paying customers either on a pay-as-you-go model or with a committed contract. Once customers see the benefits of our product for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers on this journey. This expansion is helped by a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more applications and systems are connected, and more data is added. Over time, by enabling data in motion across the organization, Confluent can become the central nervous system for their entire organization, allowing data to be captured and processed as it is generated in real-time across hundreds of teams, systems, and applications throughout the company. This expansion effect is reflected by our dollar-based net retention rate as of December 31, 2022 of just under 130%.

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

Our solution has three differentiated elements:

•
Cloud-Native. Confluent offers true cloud functionality for data in motion. We offer a fully-managed, cloud-native service that is massively scalable, elastic, secure, and globally interconnected, enabling agile development. This is a completely different experience than what would result from taking on-premise software and simply offering it on cloud virtual machines, which are virtualized environments that mimic the behavior of an on-premise experience in the cloud. It requires a feature set to enable elasticity and scalability that cuts right to the heart of the design of data systems. We had to completely re-architect the technologies underlying data in motion, including Apache Kafka, for the cloud to make a truly cloud-native offering. We offer a high-velocity, frictionless pay-as-you-go model, allowing developers to easily sign up without having to enter a credit card, experience and see the value of Confluent, and seamlessly transition to only being billed for what is used. The combination of these capabilities and features creates a compelling and simple solution for developers looking to build upon data in motion in the cloud and for enterprises looking for a secured, governed enterprise solution. With Confluent, developers and enterprises alike can focus on their applications and drive value without worrying about the operational overhead of managing data infrastructure.

•
Complete. We created a complete platform for data in motion, by leveraging capabilities from open source Apache Kafka with our significant proprietary capabilities. Our technology moves and processes data concurrently, with specific tools such as ksqlDB, a native data-in-motion database that allows users to build data-in-motion applications using just a few SQL statements, as well as over 100 connectors. Our robust capabilities dramatically enhance developer productivity, increase ease of operations, and provide enterprise-level security, governance, resilience, and expertise in a complete platform, providing significant benefits over companies trying to build these complex features on their own. Our acquisition of Immerok, an Apache Flink stream processing managed services company, will enable us to make Confluent Cloud even more compelling by adding support for Flink, a powerful technology for building stream processing applications and one of the most popular Apache open source projects.

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

•
Accelerated Time-to-Market. Speed is essential for our customers, as they seek to disrupt established industries or innovate to fend off emerging disruptors. Our fully-managed cloud-native service enables our customers to start developing instantly, without any internal or external operational barriers. With Stream Designer, we offer the industry’s first visual interface for rapidly building, testing, and deploying streaming data pipelines natively on Kafka, increasing the number of developers able to tap into the power of data streaming. And, with the ability to pay-as-you-go, our customers can begin using Confluent without commitment or delay from internal procurement processes. Furthermore, our offering comes with a rich, pre-built ecosystem, making it simple, quick and efficient to integrate Confluent into the enterprise. This enables greater engineering organization efficiency and an accelerated time-to-market.

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

•
Robust Developer Community. Apache Kafka has an extremely robust developer community. It is one of the most successful open source projects, with more than 65,000 meet-up members across over 200 global meetup groups, estimated to have been used by over 75% of the Fortune 500. Confluent continues to add to open source Apache Kafka and has helped build an ecosystem of contributors. This means that developers outside of Confluent are building connectors, more functionality, and deploying patches to Apache Kafka while Confluent continues to also add features both to Apache Kafka and to Confluent’s proprietary offering. This leads to a positive feedback loop as it strengthens the Apache Kafka offering, attracting more developers, who in turn further strengthen Apache Kafka, which benefits us, as users see the benefit of a data-in-motion platform, and the wider Apache Kafka community. In addition, we make available many features that we have developed at Confluent under our Confluent Community License, which means developers can access, benefit from, and modify the source code for such features, further increasing our reach and mindshare in the developer community.

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

•
Enterprise-Wide Expansion via Solutions Selling. After acquiring a new customer, we seek to grow our footprint by solving additional use cases for that customer. Since we are a fundamental data infrastructure platform, the use cases we can address are wide-ranging, and our use case framework includes both horizontal IT workloads such as pipelines to cloud databases and data warehouses, microservices-based application development, and mainframe integration, as well industry-specific use cases such as faster and smarter real-time fraud detection. We enjoy a powerful network effect as we enter organizations; once one application is connected to Confluent, our customers often connect other applications to that first application, which can result in a flywheel where Confluent can permeate the enterprise. We believe Confluent can become the central nervous system of modern enterprises at scale. Our dollar-based net retention rate of just under 130% as of December 31, 2022 reflects our ability to rapidly demonstrate our value and address a vast array of use cases for our customers.

•
Extend our Product Leadership and Innovation. We pioneered the category of harnessing the power of data in motion and are committed to innovating to extend our product leadership. We will continue to build out our platform, add more capabilities, build more applications, and invest in developing technology that increases developer productivity and promotes rapid customer success. From ksqlDB, which is a native data-in-motion database that allows users to build data-in-motion applications using just a few SQL statements, to Stream Designer, which enables less sophisticated developers to quickly and easily create and deploy streaming data pipelines, we have continued to innovate and make it easier for any organization to harness data in motion.

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

•
Grow and Harness our Partner Ecosystem. We have built a powerful partner ecosystem encompassing the major cloud providers, global and regional systems integrators, and ISVs. Our partners include AWS, Microsoft, GCP, Accenture, Alibaba, Elastic, MongoDB, and Snowflake. We intend to continue to invest in these relationships and build further partnerships to ensure our software is widely sold, distributed, and supported.

•
Expand Internationally. We believe markets outside of the United States present a significant opportunity for additional growth of our business. During the year ended December 31, 2022, our international revenue represented 38% of our total revenue, coming from customers in over 100 countries. We expect to continue to make significant investments to support our growth in our existing international markets and in penetrating additional international markets.

•
Expand the Scope of our Platform with Stream Processing and Other Investments. We believe that the rise of real-time stream processing of data in motion is still in the early stages of adoption. With the addition of Flink to our existing investment in ksqlDB, we are positioned to succeed in this emerging area as it gains adoption with customers. This adoption is expected to lead to significant displacement of batch data processing on traditional databases and a corresponding shift in spend to data-in-motion technologies, such as Confluent. We believe our investment in Stream Processing positions us to capture this shift and use it to fuel further growth.

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

Partnerships with the leading cloud providers (AWS, Azure, and GCP), as well as global and regional systems integrators and technology ISVs (MongoDB, Elastic, and Snowflake) are also central to our sales and marketing strategy. We believe through these partnerships we will significantly expand the reach of our technology.

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

Our Employees and Human Capital Resources

Our Community

Our employees are the power behind our innovation and the foundation of our business. Investing in our people is a high priority and we strive to enhance and advance our culture and community. As of December 31, 2022, we had 2,761 employees distributed across 22 countries. 62% of our employees at that time were located within the United States. Some individual employees outside of the United States may be members of trade unions or participate in staff representative bodies, including in France where we have assisted employees in forming a Social Economic Committee as required by local law.

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

•
Earn Our Customers’ Love

•
To Build a Great Company, Build a Great Team

•
Be Smart, Humble, and Empathetic

•
Be Fired Up and Get Stuff Done

•
Be Tasteful, Not Wasteful

•
One Team

Engagement and Communication

Our CEO and executives host regular all-hands meetings to keep our employees apprised of Confluent’s strategy, goals and priorities. We also conduct regular, anonymous engagement surveys to help us understand the employee experience, maintain a real-time pulse on employee engagement, and continuously action areas of opportunity as an organization. It is a quick way for management to see trends in engagement and progress on action plans. By continuing to monitor our engagement, we can impact retention and attraction of top talent to Confluent.

Learning and Development

We strive to provide a culture of curiosity and learning where employees can try new things and continually grow and develop. We offer a variety of resources to support this, including quarterly manager check-ins to facilitate development conversations, an on-demand e-learning platform and ongoing training and learning programs for employees.

Compensation and Benefits

We aim to provide compensation and benefits that are equitable, competitive, and meet the diverse needs of our global workforce. We believe it is an important factor for our employees to have a stake in our success, which is why our total compensation packages include both cash and equity components for most roles.

In addition to our robust suite of medical, dental, vision, and retirement benefits, we provide employees access to mental wellbeing resources, family building benefits, and a comprehensive paid leave program.

In addition, we believe that our remote-first model will enable us to attract top talent and provide employees the flexibility they increasingly seek.

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

As of December 31, 2022, we hold two U.S. patents and have seven patent applications. We do not hold any non-U.S. patents. The patents are scheduled to expire in 2037. As of December 31, 2022, we own four registered trademarks in the United States, one trademark application pending in the United States, 36 registered trademarks in various non-U.S. jurisdictions, and 9 trademark applications pending in various non-U.S. jurisdictions.

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
•
Macroeconomic uncertainty, unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflict between Russia and Ukraine, reductions in information technology spending, or inflation, have impacted and may continue to impact our ability to grow our business and negatively affect our results of operations.
•
Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
•
We derive substantially all of our revenue from our data-in-motion offering. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.
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

•
If we or third parties with whom we work experience a security breach, or if the confidentiality, integrity, or availability of our information technology, software, services, communications, or data is compromised, our offering may be perceived as not being secure, our reputation may be harmed, demand for our offering may be reduced, proprietary data and information, including source code, could be, and has in the past been, exfiltrated, and we may incur significant liabilities.
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

Our revenue was $585.9 million, $387.9 million, and $236.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offering, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:

•
market and price our offering effectively so that we are able to attract new customers and expand sales to our existing customers;
•
invest in the growth of our business while adjusting our cost structure to focus on operating efficiency and improved margins;
•
successfully develop a substantial customer and sales pipeline for our products;
•
expand the features and functionality of our offering to enable additional use cases for our customers;
•
continue investing in our sales and marketing function to support our growth, and reduce the time for new sales personnel to achieve desired productivity levels;
•
extend our product leadership to expand our addressable market;
•
differentiate our offering from open source alternatives and products offered by our competitors;
•
maintain and expand the rates at which new customers purchase and existing customers renew subscriptions and committed use of our offering and increase consumption of our offering, including in light of the evolving macroeconomic environment;
•
provide our customers with support that meets their needs;

•
expand our partner ecosystem, including with major cloud providers, independent software vendors (ISVs), and regional and global systems integrators;
•
increase awareness of our brand on a global basis to successfully compete with other companies; and
•
expand to new international markets and grow within existing markets.

We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. As a result of our rapid revenue growth in prior periods, we expect our revenue growth rate to decline in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.

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

We have experienced net losses in each period since inception. We generated a net loss of $452.6, $342.8 million, and $229.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $1,201.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers as well as shifts in priorities toward operating efficiencies and margin improvements. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our offering by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. In particular, we have limited experience operating our business at current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. We recently also undertook an internal restructuring, including a reduction in force, and increased focus on operating efficiencies and margin improvements. Further, we have experienced, and in future periods, may continue to experience, slower revenue growth or our revenue could decline for a number of reasons, including shifts in our offering and revenue mix, slowing demand for our offering, increasing competition, decreased productivity of our sales and marketing organization and effectiveness of our sales and marketing efforts to acquire new customers, retain existing customers or expand existing subscriptions and usage-based minimum commitments, strategic focus on operating efficiencies and margin improvements, changing technology, a decrease in the growth of our overall market, our failure, for any reason, to continue to take advantage of growth opportunities, or our failure to adapt and respond to inflationary factors affecting our business or future economic recessions. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Annual Report. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Macroeconomic uncertainty, unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflict between Russia and Ukraine, reductions in information technology spending, or inflation, have impacted, and may continue to impact our ability to grow our business and negatively affect our results of operations.

Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including rising interest rates, international trade relations, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and may continue to experience longer sales cycles for new customers and existing customer expansions, reduced contract sizes or generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or other period when IT budgets are growing at a slower rate or contracting growth, these customer dynamics may be exacerbated. These customer dynamics have had and may continue to have negative impacts on our revenue, business, and results of operations and have resulted and may in the future result in strategic changes in our focus on growth versus operating efficiency, margin improvements, and profitability. For example, we recently adjusted our cost structure and reduced our overall headcount. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.

In January 2023, we commenced certain restructuring actions, or the Restructuring Plan, designed to adjust our cost structure and real estate footprint. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results.

Although we believe that the Restructuring Plan will reduce operating costs and improve operating margins, we cannot guarantee that the Restructuring Plan will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. As a result of these actions, we will incur additional costs in the near term, including cash expenditures for employee transition, notice period and severance payments, employee benefits, and related facilitation costs. Additional risks associated with the continuing impact of the Restructuring Plan include employee attrition beyond our intended reduction in force and adverse effects on employee morale (which may also be further exacerbated by actual or perceived declining value of equity awards), diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits of our Restructuring Plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

We derive substantially all of our revenue from our data-in-motion offering. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from sales of, and additional services related to, our data-in-motion offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing more features and functionality for such offering. Our growth will depend in large part on enabling additional use cases for our customers after they initially adopt our offering, ranging from industry-specific use cases to use cases generated by the network effects of connecting multiple applications within an enterprise. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our offering as a preferred platform for data in motion, particularly when compared to open source alternatives developed internally by customers. As such, market adoption of our offering is critical to our continued success. Demand for our offering is affected by a number of factors, including increased market acceptance of our offering by existing customers and potential new customers, effectiveness of our sales and marketing strategy and team, the extension of our offering to new applications and use cases, the timing of development and release of new offerings by us and our competitors, technological change, growth or contraction of the market in which we compete, and customer information technology spending budgets, which may be reduced during periods of high inflation or in recessionary or uncertain economic environments and may be impacted by geopolitical events such as the ongoing conflict between Russia and Ukraine. Failure to successfully address these factors, satisfy customer demands, achieve continued market acceptance over competitors, including open source alternatives, and achieve growth in sales of our offering would harm our business, results of operations, financial condition, and growth prospects.

We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.

While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 61% and 73% of our subscription revenue for the years ended December 31, 2022 and 2021, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption, our growth, business, results of operations, and financial condition could be harmed.

We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service. We have less experience marketing, determining pricing for, and selling Confluent Cloud. As a result, our shifts in sales strategy focused on customer acquisition for Confluent Cloud could result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to Confluent Cloud, given that subscriptions to Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud also involves landing customers at low entry points, including starting with our free Confluent Cloud trial and pay-as-you-go, which have no commitments. There can be no assurance that such customers will enter into usage-based minimum commitments with us, expand their existing commitments, or ramp their usage of Confluent Cloud. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all. The growth rate of our Confluent Cloud revenue may also fluctuate over time, including due to the usage-based nature of Confluent Cloud and customer adoption trends. To expand our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, cultivate relationships with potential customers in key industries and sectors, rapidly convert the sales pipeline into new customers and continue to expand and improve the productivity of our sales and marketing organization. To increase market adoption and expand the customer base for Confluent Cloud, we have also been targeting the commercial customer segment, comprised of small to medium-sized companies, including early-stage companies, as part of our overall sales and marketing strategy for Confluent Cloud. These customers typically demand faster deployment of Confluent Cloud within their organizations and prioritize ease of use. In addition, the sales cycle for these customers is typically shorter, requiring accelerated ramp time of our sales force and higher velocity marketing strategies. We have also historically targeted larger enterprise customers as part of our overall sales and marketing strategy, which we refine from time to time, partly due to the relative size and complexity of such customers and the efforts needed to expand their usage of Confluent Cloud. If we are unsuccessful in these and our other efforts to drive market adoption of and expand the customer base for Confluent Cloud, or if we do so in a way that is not profitable, fails to compete successfully against our current or future competitors, or fails to adequately differentiate Confluent Cloud from open source alternatives, our growth, business, results of operations, and financial condition could be harmed.

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

With the introduction of new technologies, market entrants, and open source alternatives, including those based on Apache Kafka, we expect that the competitive environment will remain intense going forward. Because Apache Kafka is open source and there are few technological barriers to entry into the open source market, it may be relatively easier for competitors, some of which may have greater resources than we have, to enter our markets and develop data-in-motion alternatives based on Apache Kafka. In addition, the data infrastructure market is large and continues to grow rapidly, and our future success will depend in part on differentiating our offering from open source alternatives, including Apache Kafka, and other data-in-motion offerings. If we are unable to sufficiently differentiate our offering from Apache Kafka, other offerings based on or derived from Apache Kafka, or other data-in-motion offerings, we may not be successful in achieving market acceptance of our offering, which would limit our growth and future revenue. Some existing and prospective customers may elect to use certain of our data-in-motion platform functions under free-to-use licenses, which can reduce demand for our offering. Such existing or prospective customers may also have reservations about utilizing proprietary software like our offering and may instead opt to use solely open source software based on the perception that this will lower long-term costs and reduce dependence on third-party vendors. In addition, our existing customers have chosen or could in the future choose to develop similar capabilities in-house and strengthen their use of open source software, rather than continue to purchase our offering.

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

Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their offerings to compete with our offering and platform capabilities, or our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our offering. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their solutions at a lower price, which has resulted in, and may continue to result in, pricing pressures.

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
•
strategic shifts in focus on growth versus operating efficiency and profitability;
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
•
our ability to control costs, including hosting costs associated with Confluent Cloud and our operating expenses, and to realize operating efficiencies in connection with the Restructuring Plan;
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

Our revenue mix is varied based on the revenue recognition principles applicable to our offering. We recognize a portion of revenue from sales of subscriptions to Confluent Platform up front when our term-based license is delivered. The remainder, constituting post-contract customer support, maintenance, and upgrades, referred to together as PCS, comprises the substantial majority of the revenue and is recognized ratably over the subscription term. Customers may use Confluent Cloud either without a minimum commitment contract, which we refer to as pay-as-you-go, or on a usage-based minimum commitment contract of at least one year in duration. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based minimum commitments are billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. Historically, our Confluent Cloud sales have been individually smaller, with varied usage levels from such customers over time, which may continue as we target the commercial customer segment as part of our sales strategy for Confluent Cloud. However, larger Confluent Cloud sales, including those with terms over one year, may also result in greater variations in usage levels due to the timing and size of those commitments. In addition, we have experienced and expect to continue experiencing an increased contribution from Confluent Cloud to our revenue mix. Macroeconomic impacts have caused, and may continue to cause, longer sales cycles compared to prior periods. As a result, there may be fluctuations in revenue period over period as revenue is dependent on varying patterns of customer consumption and timing of sales of Confluent Platform, which can result in larger upfront revenue recognition upon delivery of the term-based licenses, as well as revenue mix. In addition, we may experience fluctuations in margins as a result of high cloud infrastructure costs resulting from increased Confluent Cloud sales. Future fluctuations in our revenue and results across periods, including due to further changes in our revenue mix, may make it difficult to assess our future growth and performance.

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

To remain competitive, we need to continuously modify and enhance our offering to adapt to changes and innovation in existing and new technologies. We expect that we will need to continue to differentiate our data-in-motion platform capabilities, as well as expand and enhance our platform to support a variety of adjacent use cases. This development effort will require significant engineering, sales, and marketing resources. Any failure to effectively offer solutions for these adjacent use cases could reduce customer demand for our offering. Further, our offering must also integrate with a variety of network, hardware, mobile, cloud, and software platforms and technologies, and we need to continuously modify and enhance our offering to adapt to changes and innovation in these technologies. This development effort may require significant investment in engineering, support, marketing, and sales resources, all of which would affect our business and results of operations. Any failure of our offering to operate effectively with widely adopted, future data infrastructure platforms, applications, and technologies would reduce the demand for our offering. If we are unable to respond to evolving customer needs, requirements, or preferences in a cost-effective manner, our offering may become less marketable and less competitive or obsolete, and our business, financial condition, and results of operations could be adversely affected.

The market for our offering may develop more slowly or differently than we expect.

It is difficult to predict customer adoption rates and demand for our offering, the entry of competitive products or the future growth rate and size of the data infrastructure market. The expansion of this market depends on a number of factors, including the cost, performance, and perceived value associated with data infrastructure platforms as an alternative or supplement to legacy systems such as traditional databases, as well as the ability of platforms for data in motion to address heightened data privacy and security concerns. If we have a security incident or third-party cloud service providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for products as a whole, including our offering, may be negatively affected. In addition, many of our potential customers have made significant investments in alternative data infrastructure platforms and may be unwilling to invest in new products, such as our offering. If data-in-motion technology does not continue to achieve market acceptance, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data privacy and security concerns, governmental regulation, competing technologies and products, decreases in information technology spending or otherwise, the market for our offering might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition, and results of operations.

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

We sell to U.S. Federal, state, and local government customers, as well as foreign and governmental agency customers, generally through resellers. Sales to such entities, whether direct or indirect, are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracting with certain federal government entities or resellers to such entities requires additional compliance from us and our offering, and if we fail to achieve compliance with these standards and requirements, we may be disqualified from selling our offering to such governmental entities, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government contracting requirements may also change and in doing so restrict our ability to sell into the government sector until we have obtained any required government certifications. Further, achieving and maintaining government certifications, such as U.S. Federal Risk and Authorization Management Program (FedRAMP) authorization for Confluent Cloud, may require significant upfront cost, time, and resources. If we do not obtain U.S. FedRAMP authorization for Confluent Cloud, we will not be able to sell Confluent Cloud, directly or indirectly, to certain Federal government and other public sector customers as well as private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against larger enterprises whose competitive offerings are FedRAMP authorized. Further, there can be no assurance that we will secure commitments or contracts with government entities even following such certifications, which could harm our margins, business, financial condition, and results of operations. Government demand and payment for our offering are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offering.

Further, governmental entities or resellers to such entities may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers. Such entities or resellers may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations. In addition, compliance with requirements applicable to suppliers to the Federal government, including contractual requirements, regulations, and Executive Orders, may require us to change certain of our operations and involve significant effort and expense, which could harm our margins, business, financial condition, and results of operations. Governments and whistleblowers routinely investigate and audit government contractors’ administrative processes and compliance with applicable legal requirements. An unfavorable investigation or audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, suspension or debarment from government contracting, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, including under the False Claims Act, which could adversely affect our results of operations and reputation.

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

We have funded our operations since inception primarily through equity and debt financings and sales of our offering. While we have taken steps aimed at improving our operating efficiency, including our recent Restructuring Plan, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur additional debt, the debt holders, together with holders of our outstanding convertible notes, would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including through future issuances of equity-linked or derivative securities, our existing stockholders could experience further dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

Investors’ and other stakeholders’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, customers, employees, and other stakeholders concerning environmental, social and governance matters, or ESG. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

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

The COVID-19 pandemic has had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.

The COVID-19 pandemic has caused disruptions to our business operations, and could have an adverse impact on our business and operations in the future. The extent of the impact of the COVID-19 pandemic on our customers and our customers’ evolving response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

Starting in March 2020, we temporarily required employees to work remotely, and we suspended most travel by our employees. We implemented a vaccine mandate for our U.S. employees, where permissible with local, state and federal laws, and most of our employees have the flexibility to work remotely with our “remote first” work policy, which we announced in late 2021 and continue to maintain. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely. Because our team is dispersed, some employees have experienced, and may continue to experience, less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick). Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. While these actions caused minor disruptions in our business and operations to date, such actions and any future similar actions could impact our competitive positioning, ability to attract and retain customers, and our growth, business, and revenue.

The global impact of the COVID-19 pandemic continues to evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic, a similar health epidemic or other global health emergency, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, ability to access capital, or the global economy as a whole, including due to future waves of outbreak or new variant strains of the virus which may require re-closures or other preventative measures. While the spread of COVID-19 may be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Risks Related to Cybersecurity

If we, or third parties upon which we rely, experience a security incident comprising the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, we could experience adverse consequences resulting from such compromise, including but not limited to, reputational harm, a reduction in the demand for our offering, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, or other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, may process sensitive data, which may include personal information and our or our customers’ or other third parties’ sensitive, proprietary, and confidential information. As a result, we and the third parties upon which we rely, face a variety of evolving threats, which could cause security incidents. Security incidents that compromise the confidentiality, integrity, and availability of this information could result from cyber-attacks, computer viruses (such as worms, spyware, or other malware), social engineering (including phishing), ransomware, supply chain attacks, denial of service attacks, credential harvesting or stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, including personnel who have authorized access to our systems and/or information, and security vulnerabilities in the software or systems on which we rely, including third-party systems. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. In addition, if our personnel access authorization policies for our systems and/or information are too permissive, we may be subject to heightened risk of security incidents due to errors or malfeasance from our personnel. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

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

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties to operate our critical business systems and process the sensitive, proprietary, and confidential information that we own, process, or control, including customer information and proprietary data and information, including source code. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

While we have taken steps designed to protect the confidentiality, integrity, and availability of our systems and the sensitive, proprietary, and confidential information that we own, process, or control, our security measures or those of our third-party vendors may not be able to anticipate or implement effective preventive and remedial measures against all data privacy and security threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. For example, we and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, and result in unauthorized, unlawful, or accidental processing of our information, or vulnerabilities in the products or systems upon which we rely. For example, beginning in January 2021, a malicious third party gained unauthorized access to a third-party vendor, Codecov, that provides a software code testing tool, potentially affecting more than a thousand of Codecov’s customers, or Codecov Breach. In April 2021, we were notified that we had been impacted by the Codecov Breach. Through our investigations, we determined that the attackers leveraged a vulnerability in Codecov’s software to gain access to credentials in our development environment, and thereby obtained unauthorized read-only access to, and copied to overseas IP addresses, the private Github repositories containing our source code and certain internal-use documents containing references to certain customers and other customer-related attributes. Upon learning of the breach, we took action to revoke Codecov’s access and discontinued our use of the Codecov service, rotated all of our credentials identified as exposed by the Codecov Breach to prevent further unauthorized access, enhanced monitoring of our environment, and engaged a third-party forensics firm to assist in our investigation, response, and impact mitigation. We did not find any evidence of access to any customer data sent through or stored in our products, nor did we find any evidence that the attackers modified any of our source code or uploaded any malware or any other malicious code to our system. However, the full extent of the impact of this incident on our operations, products, or services may not be known for some time, and we cannot assure you that there will be no further impact in the future. This incident or any future incidents relating to the Codecov Breach could result in the use of exfiltrated source code to attempt to identify vulnerabilities in our offering, future ransomware or social engineering attacks, reduced market acceptance of our offering, injury to our reputation and brand, legal claims against us, and the diversion of our resources.

In addition, we do not control the content that our customers transmit, process, and maintain using our offering. If our customers use our offering for the transmission or storage of personal information and our security measures are, or are believed to have been, breached, our business may suffer, and we could incur significant liability.

If we, or a third party upon whom we rely, experience a security incident that results in the compromise of the confidentiality, integrity, or availability of our systems or the sensitive, proprietary, or confidential information that we own, process, or control, or the perception that one has occurred, this could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our offering, disrupt business operations, result in the exfiltration of proprietary data and information, including source code, require us to spend material resources to investigate or correct the incident and to prevent future security incidents, expose us to legal liabilities, including litigation, regulatory enforcement (including investigations, fines, penalties, audits, and inspections), additional oversight, restrictions or bans on processing personal information, indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations to implement specified security measures, and adversely affect our business, financial condition, and results of operations.

We cannot assure you that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from such liabilities or damages. Applicable data privacy and security obligations may also require us to notify relevant stakeholders of security incidents. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to material adverse impacts such as negative publicity, loss of customer confidence in our services or security measures, investigations, and private or government claims.

Additionally, we cannot be certain that our insurance coverage will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising out of security incidents, particularly if we experience an event that impacts multiple customers, that such coverage will continue to be available on acceptable terms or at all, or that such coverage will pay future claims. Any of these results could adversely affect our business, financial condition, and results of operations.

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

We are subject to increasingly stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, and other requirements related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, or otherwise harm our business.

In the ordinary course of our business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share, and process sensitive, proprietary, confidential, and regulated information, including personal information, trade secrets, intellectual property, and other business information, that belongs to us or that we may handle on behalf of others such as our customers. As such, we, our customers, and third parties upon which we rely, are subject to numerous evolving and increasingly stringent foreign and domestic laws and requirements relating to data privacy and security that are increasing the cost and complexity of operating our business. These requirements may also include regulations, guidance, industry standards, policies, contractual obligations, external and internal policies and procedures, and other obligations related to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act, or CCPA, imposes several obligations on covered businesses, including requiring specific disclosures in privacy notices related to a business’s collection, use, and sharing of personal information, implementing new operational practices, and honoring requests from California residents to exercise certain privacy rights related to their personal information. The CCPA contains civil potential penalties for noncompliance of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, which became effective January 1, 2023, expands the CCPA’s requirements including by applying to personal information of business representatives and employees and establishing a new California Privacy Protection Agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, pursuant to various data privacy and security laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences.

Foreign laws relating to data privacy and security are also undergoing a period of rapid change and have become more stringent in recent years. For example, the General Data Protection Regulation, or EU GDPR, applies in the European Union, or EU, and by virtue of section 3 of the European Union (Withdrawal) Act 2018, the United Kingdom GDPR, or UK GDPR, applies in the UK. Under the EU GDPR, noncompliant companies face fines of up to the greater of 20 million Euros or 4% of their global annual revenues for major violations and up to the greater of £17.5m or up to 4% of annual global revenues in respect of the UK GDPR. In addition to the foregoing, a breach of the EU GDPR or UK GDPR could result in regulatory investigations, reputational damage, potential bans on processing of personal information, private litigation, and/or other corrective action, such as class actions brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests. Laws in EU member states and the UK also impose restrictions on direct marketing communications and the use of cookies and similar technologies online, and a new regulation proposed in the EU called the e-Privacy Regulation may make such restrictions more stringent.

Furthermore, European data privacy and security laws, including the EU GDPR, generally restrict the transfer of personal information from Europe to countries outside the European Economic Area, or EEA, such as the United States, that are not considered by the European Commission to provide an adequate level of data protection. In addition, Swiss and UK laws contain similar data transfer restrictions as the EU GDPR. The European Commission recently released guidance on Standard Contractual Clauses, a mechanism to transfer data outside of the EEA, which imposes additional obligations to carry out cross-border data transfers. Although there are currently various mechanisms available to transfer data from these jurisdictions, there remains some uncertainty regarding the future of these cross-border data transfers. Countries outside of Europe have enacted or are considering similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of doing business. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased risk of regulatory actions, penalties, and data processing restrictions or bans. These evolving requirements may also result in reduced demand for our services and require us to increase our data processing capabilities and other operations in Europe at significant expense.

Data privacy and security laws are also becoming more stringent beyond Europe. For example, in Canada, the Personal Information Protection and Electronic Documents Act, and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations. We also target customers in Asia and have operations in China, Japan, and Singapore and may be subject to new and emerging data privacy and security regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, data privacy laws including the GDPR and CCPA increasingly require companies to impose specific contractual restrictions on their service providers or processors. In addition, customers that may use certain of our offerings to process protected health information may require us to sign business associate agreements that subject us to the data privacy and security requirements under the U.S. Health Insurance Portability and Accountability Act of 1996 and the U.S. Health Information Technology for Economic and Clinical Health Act, or HIPAA, as well as state laws that govern the data privacy and security of health information. Our customers’ increasing data privacy and security requirements also increase the cost and complexity of ensuring that the third parties we rely on to operate our business and deliver our services can meet these standards. If we or our vendors are unable to meet our customers’ demands or comply with the increasingly stringent legal or contractual requirements they impose on us relating to data privacy and security, including requirements based on updated Standard Contractual Clauses, we may face increased legal liability, customer contract terminations and reduced demand for our services.

Finally, we may publish privacy policies, marketing material, and other documentation or statements regarding our collection, use, disclosure, and other processing of personal information. Although we endeavor to adhere to these policies, statements, and documentation, we, and the third parties on which we rely, may at times fail to do so or may be perceived to have failed to do so. Such failures could subject us to regulatory enforcement action as well as costly legal claims by affected individuals or our customers.

The number and scope of obligations related to data privacy and security are quickly changing. Preparing for and attempting to comply with these obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal data on our behalf. We strive to comply with applicable data privacy and security laws and requirements, but we cannot fully determine the impact that current or future such laws and requirements may have on our business or operations. Such laws or requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. If we, or the third parties we rely on to operate our business and deliver our services, fail to comply, or are perceived as failing to comply, with our legal or contractual obligations relating to data privacy and security, or our policies and documentation relating to personal information, we could face governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Sales and Marketing Efforts and Brand

Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offering.

Our ability to increase our customer base, achieve broader market adoption and acceptance of our offering, and expand our potential customer and sales pipeline and brand awareness will depend to a significant extent on our ability to expand and improve the productivity and effectiveness of our sales and marketing organization. We plan to continue expanding our direct sales force, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including to decrease the time required for our sales personnel to achieve desired productivity levels. Historically, newly hired sales personnel have needed several quarters to achieve desired productivity levels. While our recent Restructuring Plan is expected to streamline sales and marketing spend, we expect to continue investing significant financial and other resources in our sales and marketing efforts, which will result in increased costs and impact our margins and results of operations. Our revenue growth rate, business, and results of operations have from time to time been harmed and may in the future be harmed if our sales and marketing efforts fail to successfully expand our potential customer and sales pipeline and existing customer engagement with our offering, including through increasing brand awareness, new customer acquisition, and market adoption of our offering, particularly for Confluent Cloud. In addition, we may not achieve anticipated revenue growth from investing in our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time or at all, or if our sales and marketing programs are not effective.

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

As of December 31, 2022 and December 31, 2021, we had 991 customers and 734 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including due to the risks described in this Annual Report. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

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

Our future success depends in part on our ability to expand our customers’ use of our offering into additional use cases, our customers renewing their subscriptions and usage-based minimum commitments, and our ability to develop our offering for additional use cases and applications. The terms of our subscriptions and usage-based minimum commitments are primarily one year in duration. Our customers have no obligation to renew after the expiration of the applicable term. In order for us to maintain or improve our results of operations, it is important that our customers enter into relationships with us that increase in value over time, and renew and expand their subscriptions with us, including through the use of our offering for additional use cases and applications. Although we seek to increase our revenue through expanded use of our offering by customers in additional use cases, we may not be successful in such efforts. Our dollar-based net retention rate has historically declined or fluctuated, and may further decline or fluctuate, as a result of a number of factors, including loss of one or more customers, the timing and size of any such losses, business strength or weakness of our customers, customer usage of our offering, customer satisfaction with the capabilities of our offering and our level of customer support, our prices, the capabilities and prices of competing products, decisions by customers to use open source alternatives, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including increased interest rates and inflation, currency exchange rate fluctuations, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, as some customers transition from Confluent Platform to Confluent Cloud, our dollar-based net retention rate may decline or fluctuate, at least in the short term, as those customers replace subscriptions to Confluent Platform with usage-based minimum commitments. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of competing products, internally developed or managed solutions, including those based on Apache Kafka or other open source alternatives, mergers and acquisitions of our customers, and global economic conditions. These factors may also be exacerbated if our customer base of larger enterprises continues to grow, which may require increasingly sophisticated and costly sales efforts, if large enterprises further develop internal capabilities, and if a recessionary or uncertain economic environment negatively impacts our customer base’s information technology budgets. In addition, a strengthening of the U.S. dollar could increase the real cost of our offering to our customers outside of the United States, which could result in loss of customers or reduced usage of our offering. If our customers do not renew their subscriptions and/or usage-based minimum commitments, expand their use of our offering, and purchase additional products from us, our revenue may decline and our business, financial condition, and results of operations may be harmed.

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

We outsource all of the infrastructure relating to Confluent Cloud to AWS, Azure, and GCP, as selected by our customers. Customers of our Confluent Cloud service need to be able to access our service at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Our Confluent Cloud service depends on the ability of the cloud infrastructure hosted by these third-party providers to allow for our customers’ configuration, architecture, features, and interconnection specifications, as well as secure the information stored in these virtual data centers, which is transmitted through third-party internet service providers. Any limitation on the capacity of our third-party hosting providers, including due to technical failures, natural disasters, fraud, or security attacks, could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, and results of operations. In addition, our third-party cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions at these providers. Any incident affecting our providers’ infrastructure, including any incident that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, and other similar events beyond our control could negatively affect our Confluent Cloud service. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. A prolonged service disruption affecting our service for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party cloud services we use. Features and functionality for Confluent Cloud may also not be available on the same basis or at all on one or more infrastructure platforms, which may hinder adoption of Confluent Cloud, reduce usage, and harm our brand, business, and results of operations. Additionally, such third-party providers either have, or may develop competing products to Confluent Cloud, which may impact our ability to partner with them effectively. Any of the above circumstances or events may harm our reputation, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, and otherwise harm our business, results of operations, and financial condition.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, which may be exacerbated by the Restructuring Plan and any similar future actions. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, inflationary pressures, or stress over economic, geopolitical, or pandemic-related events such as those the global market is currently experiencing, may result in employee attrition. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Additionally, in order to retain our existing employees and manage potential attrition, including as a result of recent stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we have issued and may in the future issue additional equity awards, which could negatively impact our results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

Our company values have contributed to our success. If we cannot maintain these values as we grow, we could lose certain benefits we derive from them, and our employee turnover could increase, which could harm our business.

We believe that our company values have been and will continue to be a key contributor to our success. We have increased our workforce across all departments, and despite the Restructuring Plan, we expect to continue to hire across our business in a disciplined manner to support future growth initiatives. Our headcount growth may result in changes to certain employees’ adherence to our core company values. If we do not continue to maintain our adherence to our company values as we grow, including through any future acquisitions or other strategic transactions, we may experience increased turnover in a portion of our current employee base and may not continue to be successful in hiring future employees. Moreover, many of our employees may be eligible to receive significant proceeds from the sale of Class A common stock in the public markets. This may lead to higher employee attrition rates. If we do not replace departing employees on a timely basis, our business and growth may be harmed.

Risks Related to Our International Operations

If we are not successful in expanding our operations and customer base internationally, our business and results of operations could be negatively affected.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 36% and 38% of our revenue for the years ended December 31, 2021, and December 31, 2022, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2022, approximately 38% of our full-time employees were located outside of the United States, with 9% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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
•
interest rates, as well as changes in existing and expected interest rates, which may vary across the jurisdictions in which we do business;
•
more stringent regulations relating to data privacy, security, and data localization requirements and the unauthorized use of, or access to, commercial and personal information;
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
•
the cost and risk of entering into hedging transactions;
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
•
political instability, economic sanctions, terrorist activities, or international conflicts, including the ongoing conflict between Russia and Ukraine, which have impacted and may continue to impact the operations of our business or the businesses of our customers;
•
inflationary pressures, such as those the global market is currently experiencing, which have increased and may continue to increase costs for certain services;
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

Our subscriptions and services are billed in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offering to our customers outside of the United States, which could adversely affect our results of operations. In addition, an increasing portion of our operating expenses are incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. We currently hedge a portion of operating expenses denominated in certain currencies against foreign currency exchange rate fluctuations. If we are not able to successfully hedge against the risks associated with fluctuations in these currencies or if we do not hedge a sufficient portion of such operating expenses, our financial condition and results of operations could be adversely affected.

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

Our international operations may subject us to greater than anticipated tax liabilities.

We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Changes in tax laws or tax rulings could harm our financial position, results of operations and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, including the Organization for Economic Cooperation and Development and the European Commission, have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services), which could apply to our business. Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements. Any of these outcomes could harm our financial position and results of operations.

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

As of December 31, 2022, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of $1,283.0 million and $689.3 million, respectively, which may be available to offset taxable income in the future. A portion of the NOLs begin to expire in various years beginning in 2034 for federal purposes and 2025 for state purposes if not utilized. The remaining portion of these federal NOLs are carried forward indefinitely. Of the federal net operating loss carryforwards, approximately 97% can be carried forward indefinitely, but are limited to 80% of annual taxable income. In addition, as of December 31, 2022, we had foreign NOL carryforwards of $60.8 million which can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.

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
•
the effects of acquisitions and their integrations;
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract costs, and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

We are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting commencing from this Annual Report on Form 10-K. The process of compiling the system and process documentation necessary to perform the evaluation required under Section 404 is costly and challenging. We have only recently established an internal audit group, and as we continue to grow, we may hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2022, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 87.1% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 9.3% of our outstanding classes of common stock as a whole, but controls approximately 19.5% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•
actual or anticipated fluctuations in our financial condition or results of operations, including due to fluctuations in usage of Confluent Cloud and strategic shifts in our focus on growth versus operating efficiency, margin improvement, and profitability;
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
•
changes in the anticipated future size and growth rate of our market; and
•
general political, social, economic and market conditions, in both domestic and our foreign markets, including effects of increased interest rates, inflationary pressures, and macroeconomic uncertainty and challenges; and
•
actual or perceived risk of economic recession.

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

In addition, as of December 31, 2022, up to 47,500,717 shares of our Class B common stock and up to 17,751,818 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 39,793,990 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, certain of our employees may elect to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect such expenses to further increase now that we are no longer an “emerging growth company” as defined in the JOBS Act. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

We may become subject to legal proceedings and claims that arise in the ordinary course of business, including but not limited to, intellectual property claims, including trade secret misappropriation and breaches of confidentiality terms, alleged breaches of non-competition or non-solicitation terms, or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.

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

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, or terrorist attack, explosion, or pandemic could impact our business. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and are thus vulnerable to damage in an earthquake. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. Additionally, we rely on third-party cloud providers and enterprise applications, technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, and security incidents, all of which could have an adverse effect on our future results of operations. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Mountain View, California, where we lease approximately 75,475 square feet pursuant to a lease which expires in 2029. We also lease other offices including in Austin, Texas, London, England, Bengaluru, India, and Dubai, United Arab Emirates. Additionally, we hold many short-term office service memberships in numerous other locations globally. We do not own any real property. We believe that our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. Defending such legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “CFLT” since June 24, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Holders of Record

As of February 8, 2023, there were 95 stockholders of record of our Class A common stock and 42 stockholders of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

The performance graph below compares the cumulative total return on our Class A common stock from June 24, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2022 with (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, assuming the investment of $100 in our Class A common stock and in both of the other indices on June 24, 2021 and the reinvestment of dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
06/24/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
Confluent, Inc.
NASDAQ Composite Index
NASDAQ Computer Index

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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022.

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

We generate our revenue primarily from the sale of subscriptions to our offering that can be deployed in two different ways. Confluent Platform is an enterprise-ready, self-managed software offering that can be deployed in our customers’ on-premise, private cloud, and public cloud environments. Confluent Cloud is a fully-managed, cloud-native software-as-a-service (“SaaS”) offering available on all of the leading cloud providers. Confluent Platform and Confluent Cloud can be leveraged independently or together, spanning the various public cloud, private cloud, and on-premise environments in which our customers operate.

Confluent Platform customers receive access to our proprietary features and various tiers of customer support. Our Confluent Platform subscriptions primarily have one-year terms and are generally billed annually in advance. Confluent Cloud customers may purchase subscriptions either without a minimum commitment contract on a month-to-month basis, which we refer to as pay-as-you-go, or under a usage-based minimum commitment contract of at least one year in duration, in which customers commit to a fixed minimum monetary amount at specified per-usage rates. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based minimum commitments are typically billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. As a result, our revenue may fluctuate from period to period due to varying patterns of customer consumption.

We are focused on the acquisition of new customers and expanding within our current customers. Our go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert online to become paying customers either on a pay-as-you-go model or with a minimum commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 4,530, 3,470, and 2,100 customers as of December 31, 2022, 2021, and 2020, respectively, representing year-over-year growth of 31% and 65%, respectively. We have experienced significant growth, with revenue of $585.9 million, $387.9 million, and $236.6 million for the years ended December 31, 2022, 2021, and 2020, respectively, representing year-over-year growth of 51% and 64%, respectively.

Business and Macroeconomic Conditions

Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions, including higher inflation, higher interest rates, supply chain challenges, fluctuations or volatility in capital markets or foreign currency exchange rates, the COVID-19 pandemic, and geopolitical events such as the ongoing conflict between Russia and Ukraine. In particular, we have experienced in certain instances, and we believe we will continue to experience, longer sales cycles or generally increased scrutiny on IT spending from existing and potential customers due to macroeconomic uncertainty. We cannot be certain how long these uncertain macroeconomic conditions and the resulting effects on our industry, our business strategy, and customers will persist. To navigate the current economic environment and its effects, we have taken actions to streamline our operating expenses by adjusting our cost structure and real estate footprint, including a workforce reduction in January 2023, while prudently investing in growth.

The COVID-19 pandemic and governmental responses adversely impacted certain parts of our business in 2020 and 2021. Despite these adverse effects, we also experienced certain benefits such as the acceleration of our customers’ digital transformation efforts.

The full extent to which uncertain macroeconomic conditions and other factors discussed above will directly or indirectly impact our business, results of operations, cash flows, and financial condition remains uncertain and cannot be accurately predicted. We will continue to monitor and evaluate the actual and potential impacts of general macroeconomic conditions and related factors on our business and operations.

Key Factors Affecting Our Performance

Developing Innovative, Market-Leading Offerings and Expanding Developer Mindshare

We are focused on delivering market-leading offerings. We believe it is critical for us to maintain our product leadership position and further increase the strength of our brand and reputation to drive revenue growth. We launched Confluent Cloud, our cloud-native SaaS offering, in 2017 to capitalize on the existing demand for a fully-managed cloud service for Apache Kafka. Confluent Cloud has grown rapidly since launch, as organizations have been making significant investments in digital infrastructure with the goal of both driving efficiencies across their businesses, and better leveraging the data that powers their processes and customer experiences. In addition, we continue to release new product enhancements and features to simplify application development and real-time analytics and enhance security and data governance. We intend to invest efficiently in our engineering capabilities, including through acquisitions, and marketing activities to maintain our strong position within the developer community. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer customers a free cloud trial and a pay-as-you-go arrangement to encourage adoption and usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our subscription revenue to increase over time. Our Confluent Cloud revenue represented 36%, 24%, and 13% of our total revenue for the years ended December 31, 2022, 2021, and 2020, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations may fluctuate from period to period due to varying patterns of customer consumption and adoption trends.

Growing Our Customer Base

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and created more self-serve opportunities, we have significantly broadened our reach of customers and are able to attract a greater array of customers. This is evidenced by our significant increase in customer count in recent years, driven by Confluent Cloud customers. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities, the impact of marketing efforts to enhance our brand and educate potential customers about the benefits of data in motion, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, and competitive dynamics in our target markets. We had approximately 4,530, 3,470, and 2,100 customers as of December 31, 2022, 2021, and 2020, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers.

Retaining and Expanding Revenue from Existing Customers

Our business model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe we have significant opportunities to increase our revenue as customers expand their use of our offering in connection with migrating more data to the public cloud, identifying new use cases, and realizing the benefits of data in motion. Our ability to retain and expand revenue from existing customers will depend on a number of factors, including customer satisfaction with our subscriptions and services, competition, pricing, economic conditions, and overall changes in our customers’ spending levels, among other things.

Investing in Growth and Scaling our Business

We believe our market opportunity is significant, and we are focused on continuing to make disciplined investments in our long-term revenue and profitability potential. We believe it is critical to scale across all organizational functions, including our sales and marketing organization, in order to capture this opportunity. Investments we make in our sales and marketing organization will occur in advance of experiencing the benefits from such investments, and it may be difficult for us to determine if we are efficiently allocating resources within the organization. Our revenue growth potential is dependent on the effectiveness of such investments and the continued refinement of our go-to-market strategies. To navigate more challenging macroeconomic conditions, we intend to take a disciplined approach in investing to grow our business to take advantage of our expansive market opportunity while also optimizing for improvements in profitability, margins, and cash flow, including by streamlining our operating expenses.

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

RPO as a metric is not necessarily indicative of future revenue growth because it does not account for the actual timing of customers’ consumption or future expansion. RPO may also fluctuate due to a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amount of customer contracts. Due to these factors, it is important to review RPO in conjunction with revenue and other financial measures disclosed elsewhere in this Annual Report on Form 10-K. Our RPO was $740.7 million, $500.6 million, and $261.7 million as of December 31, 2022, 2021, and 2020, respectively.

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as the revenue customers contractually committed to over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes services and pay-as-you-go arrangements. Similar to RPO, ARR as a metric is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or future expansion. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 991, 734, and 513 customers with $100,000 or greater in ARR as of December 31, 2022, 2021, and 2020, respectively.

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

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, which includes any growth in the value of subscriptions and is net of contraction or attrition over the prior 12 months. Services and pay-as-you-go arrangements are excluded from the calculation of ARR. We then divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our subscriptions that expand, renew, contract, or attrit, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was just under 130% as of December 31, 2022, demonstrating our ability to expand within existing customers.

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. The substantial majority of our revenue from Confluent Cloud for the years ended December 31, 2022 and 2021 was based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

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

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with customer support and maintenance, third-party cloud infrastructure costs, amortization of internal-use software, and allocated overhead costs for facilities, recruiting, information technology, and business systems. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, recruiting, information technology, and business systems.

Research and Development. Research and development expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, net of capitalized amounts, third-party cloud infrastructure expenses incurred in developing our offering, software and subscription services dedicated for use by our research and development organization, contractor and professional services fees, and allocated overhead. We expect our research and development expenses will continue to increase in absolute dollars as our business grows and we continue to invest in our offering.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, and stock-based compensation, amortization of deferred contract acquisition costs, which primarily consist of sales commissions and the associated payroll taxes, conferences, costs related to marketing programs, travel-related costs, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time and continue to be our largest operating expense for the foreseeable future as we invest in our sales and marketing efforts.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our cash equivalents and marketable securities, amortization of premiums and accretion of discounts on marketable securities, interest expense from amortization of debt issuance costs, gains and losses from foreign currency transactions, and realized gains and losses on marketable securities.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and U.S. state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and U.K. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue:
Subscription	$535,009	$347,099	$208,633
Services	50,935	40,765	27,944
Total revenue	585,944	387,864	236,577
Cost of revenue:
Subscription(1)(2)	146,324	94,860	49,283
Services(1)(2)	56,091	42,432	26,193
Total cost of revenue	202,415	137,292	75,476
Gross profit	383,529	250,572	161,101
Operating expenses:
Research and development(1)(2)	264,041	161,925	105,399
Sales and marketing(1)(2)	456,452	319,331	166,361
General and administrative(1)(2)	125,710	108,936	122,516
Total operating expenses	846,203	590,192	394,276
Operating loss	(462,674)	(339,620)	(233,175)
Other income (expense), net	16,416	(7)	3,140
Loss before income taxes	(446,258)	(339,627)	(230,035)
Provision for (benefit from) income taxes	6,293	3,174	(207)
Net loss	$(452,551)	$(342,801)	$(229,828)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue - subscription	$23,136	$12,571	$2,572
Cost of revenue - services	9,253	5,418	1,745
Research and development	101,499	49,051	33,755
Sales and marketing	99,366	55,506	14,734
General and administrative	44,402	33,078	90,535
Total stock-based compensation expense	$277,656	$155,624	$143,341	*

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

(2) Includes employer taxes on employee stock transactions as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue - subscription	$569	$636	$9
Cost of revenue - services	604	377	16
Research and development	2,632	2,278	81
Sales and marketing	2,485	4,266	271
General and administrative	720	2,532	143
Total employer taxes on employee stock transactions	$7,010	$10,089	$520

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription	91%	89%	88%
Services	9	11	12
Total revenue	100	100	100
Cost of revenue:
Subscription	25	24	21
Services	10	11	11
Total cost of revenue	35	35	32
Gross profit	65	65	68
Operating expenses:
Research and development	45	42	45
Sales and marketing	78	82	70
General and administrative	21	28	52
Total operating expenses	144	152	167
Operating loss	(79)	(87)	(99)
Other income (expense), net	3	0	1
Loss before income taxes	(76)	(87)	(97)
Provision for (benefit from) income taxes	1	1	0
Net loss	(77)%	(88)%	(97)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Subscription	$535,009	$347,099	$187,910	54%
Services	50,935	40,765	10,170	25%
Total revenue	$585,944	$387,864	$198,080	51%

Subscription revenue increased by $187.9 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the year ended December 31, 2022. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of just under 130% as of December 31, 2022. Confluent Platform and Confluent Cloud contributed 61% and 39% of our subscription revenue during the year ended December 31, 2022, respectively, compared to 73% and 27% during the year ended December 31, 2021, respectively.

Services revenue increased by $10.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$146,324	$94,860	$51,464	54%
Services	56,091	42,432	13,659	32%
Total cost of revenue	$202,415	$137,292	$65,123	47%
Gross profit	$383,529	$250,572	$132,957	53%

	Year Ended December 31,
	2022	2021
Gross margin
Subscription	73%	73%
Services	(10)%	(4)%
Total gross margin	65%	65%

Cost of subscription revenue increased by $51.5 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase of $26.2 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $23.9 million in third-party cloud infrastructure costs. The increase in personnel-related costs included an increase of $10.6 million in stock-based compensation expense.

Cost of services revenue increased by $13.7 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase of $11.0 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $1.7 million in consulting fees. The increase in personnel-related costs included an increase of $3.8 million in stock-based compensation expense.

Our subscription gross margin remained flat primarily due to a change in our revenue mix toward Confluent Cloud which has a lower gross margin, offset by economies of scale resulting from increased efficiency and optimization of our infrastructure. Our services gross margin decreased primarily due to personnel-related costs, including stock-based compensation expense, growing at a higher rate than services revenue.

Research and Development

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$264,041	$161,925	$102,116	63%
Percentage of revenue	45%	42%

Research and development expenses increased by $102.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase of $91.0 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $5.2 million third-party cloud infrastructure expenses incurred in developing our offering. The increase in personnel-related costs included an increase of $52.4 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$456,452	$319,331	$137,121	43%
Percentage of revenue	78%	82%

Sales and marketing expenses increased by $137.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase of $103.1 million in personnel-related costs and allocated overhead costs driven by increased headcount, an increase of $10.6 million in amortization of deferred contract acquisition costs, an increase of $8.7 million in marketing and events expenses, and an increase of $7.6 million in travel-related costs. The increase in personnel-related costs included an increase of $43.9 million in stock-based compensation expense.

General and Administrative

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$125,710	$108,936	$16,774	15%
Percentage of revenue	21%	28%

General and administrative expenses increased by $16.8 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase of $21.2 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $7.1 million in professional services fees and other expenses to operate as a public company, partially offset by a decrease of $13.3 million associated with the charitable donation of our Class A common stock upon the consummation of our IPO recognized in the prior period. The increase in personnel-related costs included an increase of $11.3 million in stock-based compensation expense in the current period, offset by $3.8 million of stock-based compensation expense related to performance-based options recognized in the prior period, for which the performance-based vesting condition was satisfied upon the effectiveness of the IPO.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income (expense), net	$16,416	$(7)	$16,423	234614%

Other income (expense), net increased by $16.4 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in net accretion of discounts and amortization of premiums on marketable securities, the effect of higher cash, cash equivalents, and marketable securities balances and higher yields on marketable securities, partially offset by an increase in interest expense from amortization of debt issuance costs and net losses from foreign currency transactions.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Loss before income taxes	$(446,258)	$(339,627)	$(106,631)	31%
Provision for income taxes	$6,293	$3,174	$3,119	98%
Effective tax rate	(1.4)%	(0.9)%

The provision for income taxes during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by higher pre-tax income in foreign jurisdictions.

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

As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,926.8 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, U.S. treasury securities, money market funds, corporate notes and bonds, U.S. agency obligations, and commercial paper.

We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments, primarily related to our office space. As of December 31, 2022, our purchase obligations were $758.6 million, of which $154.0 million is expected to be paid within 12 months and the remainder thereafter. As of December 31, 2022, our operating lease payment obligations were $35.2 million, of which $8.6 million is expected to be paid within 12 months and the remainder thereafter. See Note 8, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. In January 2023, we acquired all outstanding shares of Immerok GmbH for purchase consideration of approximately $54.9 million in cash. We also undertook restructuring actions in January 2023 that are expected to result in future cash outlays of $14 to $17 million by the second quarter of 2023. See Note 13, Subsequent Events, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

We have generated significant operating losses and negative cash flows from operations. As of December 31, 2022, we had an accumulated deficit of $1,201.4 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(157,333)	$(105,060)	$(82,057)
Net cash used in investing activities	$(865,805)	$(400,583)	$(176,859)
Net cash provided by financing activities	$82,241	$1,844,514	$276,758

Cash Flows from Operating Activities

We generally invoice our customers annually in advance for our term-based licenses and typically annually in advance or monthly in arrears for our SaaS offering. Our largest source of operating cash is payments received from our customers. We have in the past and expect in the future to experience seasonality, with the fourth quarter historically being our strongest quarter for sales to customers as a result of large enterprise buying patterns. Accordingly, the operating cash flow benefit from increased collections from our customers generally occurs in the subsequent one to two quarters after billing. We expect seasonality, timing of billings, and collections from our customers to have a material impact on our cash flow from operating activities from period to period. Our primary uses of cash from operating activities are for personnel-related expenses, third-party cloud infrastructure costs, sales and marketing expenses, and overhead expenses.

Cash used in operating activities of $157.3 million for the year ended December 31, 2022 primarily consisted of our net loss of $452.6 million, adjusted for non-cash charges of $327.3 million, and net cash outflows of $32.1 million from changes in our operating assets and liabilities. Our non-cash charges included $277.7 million of stock-based compensation expense, net of amounts capitalized, $37.3 million of amortization of deferred contract acquisition costs, $8.6 million of non-cash operating lease costs, and $7.6 million for depreciation and amortization expense, partially offset by $8.9 million of net accretion of discounts and amortization of premiums on marketable securities. The main drivers of the changes in operating assets and liabilities were a $62.8 million increase in deferred contract acquisition costs due to our increased sales, a $42.1 million increase in accounts receivable due to overall growth of our sales and our expanding customer base, and a $17.9 million increase in prepaid expenses and other assets primarily driven by prepaid third-party cloud infrastructure costs, partially offset by a $76.4 million increase in deferred revenue corresponding with our increased sales and a $13.6 million increase in accounts payable due to timing of payments.

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

Cash Flows from Investing Activities

Cash used in investing activities of $865.8 million for the year ended December 31, 2022 was primarily due to purchases of marketable securities of $2,051.9 million and capitalized internal-use software development costs of $10.3 million, partially offset by maturities of marketable securities of $1,200.6 million.

Cash used in investing activities of $400.6 million for the year ended December 31, 2021 was primarily due to purchases of marketable securities of $663.6 million, capitalized internal-use software development costs of $5.3 million, and purchases of property and equipment of $3.6 million, partially offset by maturities of marketable securities of $271.9 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $82.2 million for the year ended December 31, 2022 was primarily due to $42.9 million in proceeds from the issuance of common stock upon exercises of stock options and $40.9 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Cash provided by financing activities of $1,844.5 million for the year ended December 31, 2021 was primarily due to $1,081.3 million in proceeds from the issuance of the 2027 Notes, net of issuance costs, $786.6 million in proceeds from our IPO, net of underwriting discounts and commissions, and $71.2 million in proceeds from the issuance of common stock upon exercises of stock options, partially offset by $91.0 million used to purchase capped calls and $3.1 million of payments of deferred offering costs.

Critical Accounting Estimates

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

We believe that the accounting policy and estimate described below involves a greater degree of judgment and complexity and therefore is the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our significant accounting policies over revenue recognition.

Our contracts with customers often contain multiple performance obligations. For these contracts, we allocate the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. We consider our determination of SSP to be a critical accounting estimate. SSP is established based on multiple factors, including prices at which we separately sell standalone subscriptions and services. In cases where directly observable standalone sales are not available, such as when license and PCS are not sold on a standalone basis, we establish the SSP by using information such as the historical selling price of performance obligations in similar transactions, market conditions, and our pricing practices, which can require significant judgment and are subject to change based on continuous reevaluation. There may be more than one SSP for individual subscriptions and services due to the stratification of subscription support tiers and services. We also consider if there are any additional material rights inherent in a contract, and if so, we allocate revenue to the material right as a performance obligation.

Recent Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of December 31, 2022, we had $1,926.8 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of December 31, 2022.

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

To reduce the impact of foreign currency fluctuations, we established a hedging program in December 2022. See Note 2 and Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements.

The effect of a hypothetical 10% relative change in foreign exchange rates, after considering our hedging program, would not have a material impact on our financial condition, results of operations, or cash flows for the periods presented. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign exchange rates.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	86
Consolidated Balance Sheets as of December 31, 2022 and 2021	89
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020	91
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022, 2021, and 2020	92
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022, 2021, and 2020	93
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020	94
Notes to Consolidated Financial Statements	96

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Confluent, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Confluent, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Development of Standalone Selling Price and Allocation of the Transaction Price to Performance Obligations

As described in Notes 2 and 9 to the consolidated financial statements, subscription revenue was $535 million for the year ended December 31, 2022. The Company’s contracts with customers often contain multiple performance obligations. For these contracts, management allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. SSP is established based on multiple factors, including prices at which the Company separately sells standalone subscriptions and services. In cases where directly observable standalone sales are not available, such as when license and post contract support are not sold on a standalone basis, management establishes the SSP by using information such as the historical selling price of performance obligations in similar transactions, market conditions, and the Company’s pricing practices, which can require significant judgment and are subject to change based on continuous reevaluation. There may be more than one SSP for individual subscriptions and services due to the stratification of subscription support tiers and services. Management also considers if there are any additional material rights inherent in a contract, and if so, allocates revenue to the material right as a performance obligation.

The principal considerations for our determination that performing procedures relating to the development of SSP and allocation of the transaction price to performance obligations is a critical audit matter are (i) the significant judgment by management when developing the estimates of SSP for certain of the Company’s performance obligations and allocating the transaction price and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to prices at which the Company separately sells standalone subscriptions and services, and in cases where directly observable standalone sales are not available, historical selling price of performance obligations in similar transactions and the Company’s pricing practices.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over developing estimates of SSP and allocating the transaction price to the individual performance obligations. These procedures also included, among others (i) testing management’s process for developing the estimates of SSP; (ii) evaluating the appropriateness of the overall methodology used by management to develop the estimates; (iii) evaluating the reasonableness of significant assumptions related to prices at which the Company separately sells standalone subscriptions and services, and in cases where directly observable standalone sales are not available, historical selling price of performance obligations in similar transactions and the Company’s pricing practices; (iv) testing the completeness and accuracy of the underlying data used in the methodology; and (v) testing the accuracy of management’s calculations of estimated selling prices and allocation of transaction prices. Evaluating management’s significant assumptions related to prices at which the Company separately sells standalone subscription and services, and in the cases where directly observable standalone sales are not available, historical selling price of performance obligations in similar transactions and the Company’s pricing practices involved evaluating whether the assumptions used by management were reasonable considering (i) the historical selling prices of standalone subscription and services and similar transactions; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2023

We have served as the Company’s auditor since 2018.

Confluent, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$435,781	$1,375,932
Marketable securities	1,491,044	640,085
Accounts receivable, net	178,188	137,491
Deferred contract acquisition costs	35,883	27,646
Prepaid expenses and other current assets	57,229	44,919
Total current assets	2,198,125	2,226,073
Property and equipment, net	29,089	14,428
Operating lease right-of-use assets	29,478	37,281
Deferred contract acquisition costs, non-current	68,401	51,178
Other assets, non-current	19,756	13,769
Total assets	$2,344,849	$2,342,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,439	$7,591
Accrued expenses and other liabilities	102,755	98,974
Operating lease liabilities	7,375	9,236
Deferred revenue	290,185	220,920
Liability for early exercise of unvested stock options	2,576	11,467
Total current liabilities	424,330	348,188
Operating lease liabilities, non-current	25,136	31,645
Deferred revenue, non-current	32,644	25,557
Convertible senior notes, net	1,084,500	1,080,701
Other liabilities, non-current	8,762	6,357
Total liabilities	1,575,372	1,492,448
Commitments and contingencies (Note 8)

	December 31, 2022	December 31, 2021
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 172,483,134 and 116,728,968 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2	1
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 116,901,046 and 155,072,914 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1	2
Additional paid-in capital	1,980,335	1,599,962
Accumulated other comprehensive loss	(9,456)	(830)
Accumulated deficit	(1,201,405)	(748,854)
Total stockholders’ equity	769,477	850,281
Total liabilities and stockholders’ equity	$2,344,849	$2,342,729

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription	$535,009	$347,099	$208,633
Services	50,935	40,765	27,944
Total revenue	585,944	387,864	236,577
Cost of revenue:
Subscription	146,324	94,860	49,283
Services	56,091	42,432	26,193
Total cost of revenue	202,415	137,292	75,476
Gross profit	383,529	250,572	161,101
Operating expenses:
Research and development	264,041	161,925	105,399
Sales and marketing	456,452	319,331	166,361
General and administrative	125,710	108,936	122,516
Total operating expenses	846,203	590,192	394,276
Operating loss	(462,674)	(339,620)	(233,175)
Other income (expense), net	16,416	(7)	3,140
Loss before income taxes	(446,258)	(339,627)	(230,035)
Provision for (benefit from) income taxes	6,293	3,174	(207)
Net loss	$(452,551)	$(342,801)	$(229,828)
Net loss per share, basic and diluted	$(1.62)	$(1.82)	$(2.21)
Weighted-average shares used to compute net loss per share, basic and diluted	280,080,357	188,627,720	104,218,082

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(452,551)	$(342,801)	$(229,828)
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on marketable securities	(9,279)	(1,058)	31
Net unrealized gain on derivative instruments	653	-	-
Other comprehensive (loss) income, net of tax	(8,626)	(1,058)	31
Total comprehensive loss	$(461,177)	$(343,859)	$(229,797)

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Founder Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of January 1, 2020	90,624,091	$205,784	7,920,000	$-	98,636,479	$1	-	$-	$45,262	$197	$(176,225)	$(130,765)
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	1,400,335	-	-	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	7,030	-	-	7,030
Issuance of common stock upon exercise of vested options	-	-	-	-	9,411,029	-	-	-	12,430	-	-	12,430
Stock-based compensation	-	-	-	-	-	-	-	-	143,888	-	-	143,888
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	17,369,577	259,815	-	-	-	-	-	-	-	-	-	-
Conversion of convertible founder stock for Series E redeemable convertible preferred stock	7,284,182	109,035	(7,284,182)	-	-	-	-	-	(109,035)	-	-	(109,035)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	31	-	31
Net loss	-	-	-	-	-	-	-	-	-	-	(229,828)	(229,828)
Balances as of December 31, 2020	115,277,850	574,634	635,818	-	109,447,843	1	-	-	99,575	228	(406,053)	(306,249)
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	2,447,573	-	1,104	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	10,235	-	-	10,235
Issuance of common stock upon exercise of vested options	-	-	-	-	7,072,147	-	13,021,053	1	51,792	-	-	51,793
Vesting of restricted stock units	-	-	-	-	-	-	648,494	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	158,249	-	-	158,249
Reclassification of common stock to Class B common stock upon initial public offering	-	-	-	-	(118,967,563)	(1)	118,967,563	1	-	-	-	-
Conversion of redeemable convertible preferred and founder stock to Class B common stock upon initial public offering	(115,277,850)	(574,634)	(635,818)	-	-	-	115,913,668	1	574,633	-	-	574,634
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	-	-	23,000,000	-	783,158	-	-	783,158
Issuance of Class A common stock pursuant to charitable donation	-	-	-	-	-	-	250,000	-	13,290	-	-	13,290
Purchase of capped calls	-	-	-	-	-	-	-	-	(90,970)	-	-	(90,970)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	(1,058)	-	(1,058)
Net loss	-	-	-	-	-	-	-	-	-	-	(342,801)	(342,801)
Balances as of December 31, 2021	-	-	-	-	-	-	271,801,882	3	1,599,962	(830)	(748,854)	850,281
Issuance of common stock upon early exercise of unvested options	-	-	-	-	-	-	59,185	-	-	-	-	-
Repurchases of unvested options	-	-	-	-	-	-	(157,672)	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	11,467	-	-	11,467
Issuance of common stock upon exercise of vested options	-	-	-	-	-	-	12,139,056	-	42,767	-	-	42,767
Vesting of restricted stock units	-	-	-	-	-	-	4,155,049	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	-	-	-	-	-	-	1,386,680	-	40,939	-	-	40,939
Stock-based compensation	-	-	-	-	-	-	-	-	285,200	-	-	285,200
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	(8,626)	-	(8,626)
Net loss	-	-	-	-	-	-	-	-	-	-	(452,551)	(452,551)
Balances as of December 31, 2022	-	$-	-	$-	-	$-	289,384,180	$3	$1,980,335	$(9,456)	$(1,201,405)	$769,477
See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(452,551)	$(342,801)	$(229,828)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,620	3,632	1,567
Net (accretion) amortization of (discounts) premiums on marketable securities	(8,891)	2,270	1,294
Amortization of debt issuance costs	3,799	187	-
Amortization of deferred contract acquisition costs	37,339	26,697	16,029
Non-cash operating lease costs	8,608	10,990	11,911
Common stock charitable donation expense	-	13,290	-
Stock-based compensation, net of amounts capitalized	277,656	155,624	143,341
Deferred income taxes	(237)	1,335	(1,335)
Other	1,384	1,828	710
Changes in operating assets and liabilities:
Accounts receivable	(42,080)	(32,516)	(41,612)
Deferred contract acquisition costs	(62,801)	(57,924)	(38,129)
Prepaid expenses and other assets	(17,850)	(31,366)	(14,368)
Accounts payable	13,580	6,143	(327)
Accrued expenses and other liabilities	9,948	61,132	15,837
Operating lease liabilities	(9,209)	(10,866)	(11,224)
Deferred revenue	76,352	87,285	64,077
Net cash used in operating activities	(157,333)	(105,060)	(82,057)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(10,334)	(5,342)	(3,610)
Purchases of marketable securities	(2,051,908)	(663,595)	(329,616)
Sales of marketable securities	-	-	4,988
Maturities of marketable securities	1,200,558	271,942	152,419
Purchases of property and equipment	(4,121)	(3,600)	(1,040)
Other	-	12	-
Net cash used in investing activities	(865,805)	(400,583)	(176,859)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriting discounts and commissions	-	786,600	-
Proceeds from issuance of common stock upon exercise of vested options	42,461	51,737	12,376
Proceeds from issuance of common stock upon early exercise of unvested options	416	19,454	4,765
Repurchases of unvested options	(789)	(482)	(87)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	-	259,815
Payments of deferred offering costs	-	(3,125)	(111)
Proceeds from convertible senior notes, net of issuance costs	(786)	1,081,300	-
Payment for purchase of capped calls	-	(90,970)	-
Proceeds from issuance of common stock under employee stock purchase plan	40,939	-	-
Net cash provided by financing activities	82,241	1,844,514	276,758
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	5	(7)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(940,901)	1,338,876	17,835
Cash, cash equivalents, and restricted cash at beginning of period	1,376,682	37,806	19,971
Cash, cash equivalents, and restricted cash at end of period	$435,781	$1,376,682	$37,806

	Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown above:
Cash and cash equivalents	$435,781	$1,375,932	$36,789
Restricted cash included in other assets, current and non-current	-	750	1,017
Total cash, cash equivalents, and restricted cash	$435,781	$1,376,682	$37,806
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$5,529	$2,168	$960
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$7,544	$2,625	$547
Right-of-use assets obtained in exchange for new operating lease liabilities	$998	$813	$-
Property and equipment included in accounts payable and accrued expenses and other liabilities	$-	$-	$203
Issuance of common stock upon exercise of vested options included in prepaid expenses and other current assets	$-	$55	$54
Vesting of early exercised stock options	$11,467	$10,235	$7,030
Conversion of convertible founder stock for Series E redeemable convertible preferred stock	$-	$-	$109,035
Unpaid deferred offering costs	$-	$-	$36
Convertible senior notes issuance costs included in accrued expenses and other liabilities	$-	$786	$-

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation of the current year consolidated financial statements. These reclassifications had no effect on consolidated net loss, stockholders’ equity, or cash flows as previously reported.

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

Functional Currency

The reporting currency of the Company is the U.S. dollar. The U.S. dollar is the functional currency for all subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date, and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. Net foreign exchange losses were $2.5 million for the year ended December 31, 2022 and not material for the years ended December 31, 2021 and 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including money market funds, U.S. treasury securities, U.S. agency obligations, and commercial paper with remaining maturities at the date of purchase of three months or less, to be cash equivalents.

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

Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Unrealized gains are reported as a separate component of accumulated other comprehensive income (loss) on the consolidated balance sheets until realized.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria is met, the Company evaluates whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit related unrealized losses are recognized as an allowance for expected credit losses of available-for-sale debt securities on the consolidated balance sheets with a corresponding charge in other income (expense), net in the consolidated statements of operations. Non-credit related unrealized losses are included in accumulated other comprehensive income (loss).

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

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, derivative instruments, and convertible senior notes. Cash equivalents and marketable securities are recorded at fair value. Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. See Note 4 for further details regarding the fair value of the Company’s derivative instruments and convertible senior notes.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable on the consolidated balance sheets consists of trade accounts receivable and unbilled receivables, net of an allowance for expected credit losses. Trade accounts receivable are stated at the invoiced amount and consist of amounts currently due from customers. Unbilled receivables represent revenue recognized in excess of invoiced amounts for the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer, such that only the passage of time is required before payment of consideration is due. The unbilled receivables balance was $51.3 million and $32.3 million as of December 31, 2022 and 2021, respectively.

Accounts receivable are reduced by an allowance for expected credit losses. The allowance for expected credits losses represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including the age of the receivable balance, past collection experience with the customer, historical write-off experience, credit quality of the customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts receivable deemed uncollectible are written off against the allowance for expected credit losses when identified and the Company no longer actively pursues collection of the receivable. The Company’s allowance for expected credit losses was not material as of December 31, 2022 and 2021. Additions to and write-offs against the allowance for expected credit losses were not material for the years ended December 31, 2022, 2021, and 2020.

Derivative Instruments and Hedging

The Company enters into foreign currency forward contracts with certain financial institutions to mitigate the impact of foreign currency fluctuations on future cash flows and earnings. All of the Company’s foreign currency forward contracts are designated as cash flow hedges. The foreign currency forward contracts generally have maturities of 13 months or less.

The Company recognizes all forward contracts as either assets or liabilities on the consolidated balance sheets at fair value. Gains and losses on each forward contract are initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and subsequently reclassified into cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The Company evaluates the effectiveness of its cash flow hedges on a quarterly basis and does not exclude any component of the changes in fair value of the derivative instruments for effectiveness testing purposes. The Company classifies cash flows related to its cash flow hedges as operating activities in its consolidated statements of cash flows.

The Company has master netting agreements with each of its counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. The Company does not have collateral requirements with any of its counterparties. Although the Company is allowed to present the fair value of derivative instruments on a net basis according to master netting arrangements, the Company has elected to present its derivative instruments on a gross basis in the consolidated financial statements. The Company does not use derivative instruments for trading or speculative purposes.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, marketable securities, accounts receivable, and derivative instruments. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company invests its excess cash in highly rated money market funds and in marketable securities. The Company extends credit to customers in the normal course of business. The Company maintains an allowance for expected credit losses on customers’ accounts when deemed necessary. The Company mitigates its counterparty credit risk related to derivative instruments by transacting with major financial institutions with high credit ratings.

No customer represented 10% or greater of total revenue for the years ended December 31, 2022, 2021, and 2020. No customer represented 10% or greater of gross accounts receivable as of December 31, 2022 and 2021.

Deferred Contract Acquisition Costs

The Company capitalizes incremental costs of obtaining a contract with a customer if such costs are recoverable. Such costs primarily consist of sales commissions earned by the Company’s sales force and the associated payroll taxes. Sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized over an estimated period of benefit, which the Company has determined to be five years. To determine the period of benefit, the Company has considered its technology development cycle, the cadence of software releases, the nature of its customer contracts, the duration of customer relationships, and the expected renewal period. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts and incremental sales to existing customers) are deferred and then amortized over the renewal contract term.

Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the consolidated statements of operations. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the years ended December 31, 2022, 2021, and 2020.

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

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized within property and equipment, net on the consolidated balance sheets. Amortization is computed using the straight-line method over the estimated useful life of the capitalized software asset, which is generally 3 years. The amortization of internal-use software costs is included in cost of revenue in the consolidated statements of operations. The Company evaluates the useful life of these assets on a periodic basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company did not recognize any impairment of capitalized internal-use software costs during the years ended December 31, 2022, 2021, and 2020.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred. The estimated lives of the Company’s assets are as follows:

Useful Lives
Computers, equipment, and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the remaining lease term or useful life

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the consolidated financial statements and any resulting gain or loss is reflected in the consolidated statements of operations. There were no material gains or losses incurred as a result of retirement or sale during the years ended December 31, 2022, 2021, and 2020.

Leases

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and operating lease right-of-use assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such comparison indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no impairment charges related to long-lived assets during the years ended December 31, 2022, 2021, and 2020.

In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of its property and equipment. If the estimated useful life assumption for any asset is changed due to new information, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life on a prospective basis.

Convertible Senior Notes

The Company accounts for its convertible senior notes wholly as debt. Debt issuance costs incurred in connection with the issuance of the Company’s convertible senior notes are reflected in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding convertible senior notes. These costs are amortized as interest expense using the effective interest rate method over the contractual term of the convertible senior notes and is included within other income (expense), net on the consolidated statements of operations.

Deferred Revenue

Deferred revenue, which is a contract liability, primarily consists of customer billings or payments received in advance of revenue being recognized from the Company’s subscription and services contracts. The Company generally invoices customers annually in advance for its term-based licenses and typically annually in advance or monthly in arrears for its SaaS offering. Typical payment terms range from net 30 to net 60 days of the invoice date. Deferred revenue that is anticipated to be recognized during the succeeding twelve-month period is recorded as deferred revenue within current liabilities and the remaining portion is recorded as deferred revenue, non-current. The Company records deferred revenue upon the right to invoice or when payments have been received for subscriptions or services not delivered. Deferred revenue does not necessarily represent the total contract value of the related agreements.

Revenue Recognition

The Company generates revenue from the sale of subscriptions and services. Subscription revenue consists of revenue from term-based licenses that include post-contract customer support, maintenance, and upgrades, referred to together as PCS, which the Company refers to as Confluent Platform, and the Company’s SaaS offering, which the Company refers to as Confluent Cloud. Confluent Cloud customers may purchase subscriptions either without a minimum commitment contract on a month-to-month basis, which the Company refers to as pay-as-you-go, or under a usage-based minimum commitment contract of at least one year in duration, in which customers commit to a fixed minimum monetary amount at specified per-usage rates. Revenue from the Company’s pay-as-you-go arrangements was an immaterial portion of subscription revenue during the years ended December 31, 2022, 2021, and 2020. The Company primarily enters into subscription contracts with one-year terms, and subscription contracts are generally non-cancelable and non-refundable, although customers can terminate for breach if the Company materially fails to perform. Services revenue consists of revenue from professional services and education services. The Company generates sales of its subscriptions and services through its sales teams, self-service channel, and partner ecosystem, including the major cloud provider marketplaces.

The consolidated financial statements reflect the Company’s accounting for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customers obtain control of promised subscriptions or services in an amount that reflects the consideration that the Company expects to receive in exchange for those subscriptions or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the following steps are performed:

(i) identification of the contract with a customer

The Company generally contracts with customers through order forms, which are governed by master sales agreements, and through cloud provider marketplaces. The Company determines that it has a contract with a customer when the contract is approved, each party’s rights regarding the subscriptions or services to be transferred and the payment terms for the services can be identified, the Company has determined the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, and financial or other information pertaining to the customer.

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

If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price using a relative SSP allocation based on the SSPs of each performance obligation. Determining the relative SSP for contracts that contain multiple performance obligations is a critical accounting estimate. The Company establishes each SSP based on multiple factors, including prices at which the Company separately sells standalone subscriptions and services. In cases where directly observable standalone sales are not available, such as when license and PCS are not sold on a standalone basis, the Company establishes SSP by using information such as historical selling price of performance obligations in similar transactions, market conditions, and the Company’s pricing practices, which can require significant judgment and are subject to change based on continuous reevaluation. There may be more than one SSP for individual subscriptions and services due to the stratification of subscription support tiers and services. The Company also considers if there are any additional material rights inherent in a contract, and if so, it allocates revenue to the material right as a performance obligation.

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

The Company’s subscription revenue also includes revenue from Confluent Cloud for its usage-based minimum commitment contracts and pay-as-you-go arrangements, which is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract.

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

Cost of Services Revenue

Cost of services revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with professional services and education services, costs for third-party contractors and partners who supplement our services delivery team, and allocated overhead.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, net of amounts capitalized, third-party cloud infrastructure expenses incurred in developing the Company’s offering, software and subscription services dedicated for use by the Company’s research and development organization, contractor and professional services fees, and allocated overhead.

Advertising Costs

Advertising costs are expensed as incurred or when the advertising first takes place, based on the nature of the advertising, and are recorded in sales and marketing expenses in the consolidated statements of operations. Advertising expense was $28.7 million, $26.7 million, and $10.9 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

Stock-Based Compensation

The Company records compensation expense in connection with all stock-based awards, including stock options and restricted stock units (“RSUs”) granted to employees and non-employees and stock purchase rights granted under the Employee Stock Purchase Plan (“ESPP”) to employees, based on the fair value of the awards granted. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and ESPP rights on the dates of grant. Calculating the fair value of stock options and ESPP rights using the Black-Scholes model requires certain highly subjective inputs and assumptions including the fair value of the underlying common stock, the expected term of the stock option or ESPP right, and the expected volatility of the price of the Company’s common stock. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant.

For stock-based awards that vest based only on continuous service, stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of four years. For awards with both a service-based and a performance-based vesting condition, stock-based compensation expense is recognized using the accelerated attribution method over the requisite service period, from the time it is probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The Company has also granted certain options containing a provision whereby vesting is accelerated upon a change in control; stock-based compensation expense for such options is recognized on a straight-line basis over a vesting period of generally four years, as a change in control is considered to be outside of the Company’s control and is not considered probable until it occurs. Forfeitures are accounted for as they occur.

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

Net Loss Per Share

The Company computes basic and diluted net loss per share attributable to Class A and Class B common stockholders for the years ended December 31, 2022 and 2021 and basic and diluted net loss per share attributable to common and convertible founder stockholders for the year ended December 31, 2020 using the two-class method required for companies with participating securities. The Company considers all series of its outstanding redeemable convertible preferred stock and unvested common stock to be participating securities as the holders of such securities have non-forfeitable dividend rights in the event that a dividend is paid on common stock. Under the two-class method, net loss is not allocated to redeemable convertible preferred stock and unvested common stock as these securities do not have a contractual obligation to share in the Company’s net losses.

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period, less unvested common stock that is subject to repurchase. Basic and diluted net loss per share were the same for the years ended December 31, 2022, 2021, and 2020, as the inclusion of all potentially dilutive shares was anti-dilutive due to the net loss reported for each period.

Segment and Geographic Information

The Company operates its business as one operating and reportable segment as the Company’s chief operating decision maker, the Company’s Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. As of December 31, 2022 and 2021, substantially all of the Company’s long-lived assets, including property and equipment, net, and operating right-of-use assets were located in the United States. See Note 9 for revenue disaggregated by geographic markets.

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

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$1,033,587	$68	$(4,072)	$1,029,583
U.S. agency obligations	273,804	17	(3,570)	270,251
Corporate notes and bonds	160,208	9	(2,375)	157,842
Commercial paper	33,526	-	(158)	33,368
Total marketable securities	$1,501,125	$94	$(10,175)	$1,491,044

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$446,878	$-	$(443)	$446,435
Corporate notes and bonds	125,845	5	(246)	125,604
U.S. agency obligations	54,122	-	(115)	54,007
Commercial paper	10,995	-	-	10,995
Municipal bonds	3,045	-	(1)	3,044
Total marketable securities	$640,885	$5	$(805)	$640,085

The following table summarizes the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$566,093	$(2,892)	$167,817	$(1,180)	$733,910	$(4,072)
U.S. agency obligations	201,846	(2,014)	51,595	(1,556)	253,441	(3,570)
Corporate notes and bonds	90,287	(1,259)	65,579	(1,116)	155,866	(2,375)
Commercial paper	33,368	(158)	-	-	33,368	(158)
Total	$891,594	$(6,323)	$284,991	$(3,852)	$1,176,585	$(10,175)

As of December 31, 2021, available-for-sale marketable securities in an unrealized loss position had a fair value of $618.3 million, none of which were in a continuous unrealized loss position for twelve months or greater.

The Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of December 31, 2022. Realized gains and losses were not material for the years ended December 31, 2022, 2021, and 2020.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Due within one year	$1,240,243	$1,233,735
Due after one year through five years	260,882	257,309
Total	$1,501,125	$1,491,044

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$367,699	$-	$367,699
U.S. treasury securities	-	12,971	12,971
U.S. agency obligations	-	2,000	2,000
Marketable securities:
U.S. treasury securities	-	1,029,583	1,029,583
U.S. agency obligations	-	270,251	270,251
Corporate notes and bonds	-	157,842	157,842
Commercial paper	-	33,368	33,368
Derivative instruments:
Foreign currency forward contracts	-	672	672
Total assets	$367,699	$1,506,687	$1,874,386
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$19	$19
Total liabilities	$-	$19	$19

	December 31, 2021
	Level 1	Level 2	Total
Assets:
Cash equivalents:
U.S. treasury securities	$-	$69,999	$69,999
Money market funds	23,857	-	23,857
Commercial paper	-	4,999	4,999
Marketable securities:
U.S. treasury securities	-	446,435	446,435
Corporate notes and bonds	-	125,604	125,604
U.S. agency obligations	-	54,007	54,007
Commercial paper	-	10,995	10,995
Municipal bonds	-	3,044	3,044
Total assets	$23,857	$715,083	$738,940

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, municipal bonds, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial assets between valuation levels during the years ended December 31, 2022, 2021, and 2020.

As of December 31, 2022 and 2021, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $837.3 million and $1,206.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 7 for further information on the Company’s convertible senior notes.

5. Derivative Instruments and Hedging

In December 2022, the Company implemented a hedging program to manage its exposure to certain foreign currency exchange risks. As of December 31, 2022, the Company’s foreign currency forward contracts had an aggregate notional amount of $96.1 million.

The fair value of the derivative instruments on the consolidated balance sheets were as follows (in thousands):

	December 31, 2022
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$672	Accrued expenses and other liabilities	$19
Total		$672		$19

The following table presents the activity of derivative instruments designated as cash flow hedges and the impact of these derivative contracts on AOCI (in thousands):

Amount
Balance as of January 1, 2022	$-
Net gain recognized in other comprehensive income	653
Net gain (loss) reclassified from AOCI to earnings	-
Balance as of December 31, 2022	$653

As of December 31, 2022, $0.7 million of net unrealized gains related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges were included in the balance of accumulated other comprehensive loss. The Company expects to reclassify a net gain of $0.7 million associated with the cash flow hedges from accumulated other comprehensive loss into earnings over the next 12 months.

6. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	December 31, 2022	December 31, 2021
Computers, equipment, and software	$8,794	$4,567
Furniture and fixtures	977	1,322
Leasehold improvements	458	459
Capitalized internal-use software costs	25,639	8,024
Construction in progress	5,404	5,140
Property and equipment, at cost	$41,272	$19,512
Less: Accumulated depreciation and amortization	(12,183)	(5,084)
Property and equipment, net	$29,089	$14,428

Depreciation and amortization expense was $7.6 million, $3.6 million and $1.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued compensation and benefits	$27,799	$27,703
Accrued commissions	18,058	13,734
Accrued expenses	16,798	17,452
Employee contributions under employee stock purchase plan	15,283	19,247
Accrued payroll taxes	10,349	8,681
Other liabilities	14,468	12,157
Total accrued expenses and other liabilities	$102,755	$98,974

7. Convertible Senior Notes

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

During the year ended December 31, 2022, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s consolidated balance sheets as of December 31, 2022.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other income (expense), net on the consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs for the years ended December 31, 2022 and 2021 was $3.8 million and $0.2 million, respectively.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	December 31, 2022	December 31, 2021
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(15,500)	(19,299)
Net carrying amount	$1,084,500	$1,080,701

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

8. Commitments and Contingencies

Leases

The Company has entered into non-cancelable operating leases, primarily for the rent of office space expiring at various dates through 2029. Certain lease agreements contain an option for the Company to renew the lease for a term of up to three years or an option to terminate the lease early within three years of lease termination. The Company considers these options in determining the lease term and minimum lease payments on a lease-by-lease basis. None of the Company’s lease agreements contain any material non-lease components, material residual value guarantees, or material restrictive covenants.

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of December 31, 2022 and 2021.

In addition, the Company subleased certain floors of its unoccupied office space that expired at various dates in 2022. Sublease income is recorded as a reduction of lease expense and was not material for the year ended December 31, 2022. Sublease income was $2.7 million, and $2.9 million for the years ended December 31, 2021, and 2020, respectively.

For the years ended December 31, 2022, 2021, and 2020, lease expense, net of sublease income of $10.1 million, $10.2 million, and $10.8 million is included in operating expenses in the consolidated statements of operations, respectively. The Company did not have any material variable lease costs or short-term lease costs for the years ended December 31, 2022, 2021, and 2020.

As of December 31, 2022 and 2021, the weighted-average remaining lease term of the Company’s operating leases was 3.8 and 4.5 years, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.3% and 4.1%, respectively.

The Company’s future minimum lease payments under non-cancelable operating leases as of December 31, 2022 were as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2023	$8,626
2024	8,670
2025	10,690
2026	7,231
Total minimum lease payments	35,217
Less: Imputed interest	(2,706)
Present value of future minimum lease payments	$32,511

Purchase Obligations

As of December 31, 2022, future payments under non-cancelable purchase obligations, primarily related to third-party cloud infrastructure agreements under which the Company is granted access to use certain cloud services, were as follows (in thousands):

Year Ending December 31,	Purchase Obligations
2023	$154,013
2024	143,641
2025	166,834
2026	161,976
2027	132,100
Total	$758,564

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of December 31, 2022 and 2021, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of December 31, 2022 and 2021, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the years ended December 31, 2022, 2021, and 2020 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of December 31, 2022 and 2021, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

9. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Year Ended December 31,
	2022		2021		2020
Geographic markets:
United States	$362,132	62%	$246,676	64%	$156,104	66%
International	223,812	38%	141,188	36%	80,473	34%
Total revenue	$585,944	100%	$387,864	100%	$236,577	100%
Subscriptions and services:
Confluent Platform - License	$76,019	13%	$69,183	18%	$49,043	21%
Confluent Platform - PCS	247,803	42%	183,737	47%	128,178	54%
Confluent Cloud	211,187	36%	94,179	24%	31,412	13%
Subscription	535,009	91%	347,099	89%	208,633	88%
Services	50,935	9%	40,765	11%	27,944	12%
Total revenue	$585,944	100%	$387,864	100%	$236,577	100%

Other than the United States, no individual country represented 10% or more of total revenue during the years ended December 31, 2022, 2021, and 2020.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of December 31, 2022, the Company’s RPO was $740.7 million, approximately 62% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months.

Deferred Revenue

Deferred revenue, including current and non-current balances as of December 31, 2022 and 2021, was $322.8 million and $246.5 million, respectively. For the years ended December 31, 2022, 2021, and 2020, revenue recognized from deferred revenue at the beginning of each year was $221.1 million, $141.7 million, and $83.4 million, respectively.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$78,824	$47,599
Capitalization of contract acquisition costs	62,799	57,922
Amortization of deferred contract acquisition costs	(37,339)	(26,697)
Ending balance	$104,284	$78,824

10. Stockholders’ Equity

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

In June 2021, the Company donated 250,000 shares of its Class A common stock to its charitable foundation, Confluent.org. The Company recognized charitable donation expense of $13.3 million during the year ended December 31, 2021 within general and administrative expense based on the closing price of its Class A common stock on the date of donation.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31, 2022	December 31, 2021
2014 Stock Plan:
Options outstanding	45,276,579	61,903,883
Restricted stock units outstanding	2,224,138	3,495,540
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	17,729,318	2,938,968
Remaining shares available for future issuance	33,300,077	32,797,245
2021 Employee Stock Purchase Plan	6,493,913	5,162,575
Total	105,046,525	106,320,711

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

In April 2021, the Company’s board of directors adopted, and in June 2021, the Company’s stockholders approved, the 2021 Plan, which became effective at the time of the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units awards, performance awards, and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. A total of 25,812,876 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 Plan in addition to (i) the shares that remained available for grant of future awards under the 2014 Plan at the time the 2021 Plan became effective, (ii) shares underlying outstanding stock awards granted under the 2014 Plan that expire, or are forfeited, cancelled, or reacquired, as described above, and (iii) any automatic increases in the number of shares of Class A common stock reserved for future issuance under this plan.

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

Except for the initial offering period, the 2021 ESPP provides for 12-month offering periods beginning February 16 and August 16 of each year, and each offering period consists of two six-month purchase periods. The initial offering period began on June 24, 2021 and ended on August 15, 2022. The initial offering consisted of two purchase periods, with the first purchase period ending on February 15, 2022 and the second purchase period ending on August 15, 2022. The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the offering date or (2) the fair market value of the Company’s Class A common stock on the purchase date.

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

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	32,797,245	61,926,383	$6.97	7.88	$4,289,643
Increase in authorized shares	13,590,094	-	$-
Stock options exercised	-	(12,198,241)	$3.54
Stock options forfeited or expired	4,429,063	(4,429,063)	$8.37
Repurchases of unvested common stock	157,672	-	$-
RSUs granted	(19,504,690)	-	$-
RSUs forfeited or cancelled	1,830,693	-	$-
Balance as of December 31, 2022	33,300,077	45,299,079	$7.76	6.99	$657,307
Vested as of December 31, 2022		27,282,834	$6.09	6.58	$440,977
Vested and expected to vest as of December 31, 2022		45,299,079	$7.76	6.99	$657,307

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $382.4 million, $976.5 million, and $60.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. No options were granted during the year ended December 31, 2022. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2021 and 2020 was $12.43 and $4.43, respectively. The total grant-date fair value of stock options vested was $108.1 million, $63.6 million, and $29.2 million during years ended December 31, 2022, 2021, and 2020, respectively.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of December 31, 2022 and December 31, 2021, there were 578,119 and 2,164,577 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities until the options vest, at which point they are reclassified to equity. As of December 31, 2022 and December 31, 2021, the liabilities for early exercised options subject to repurchase were $4.0 million and $15.8 million, respectively, which were recorded within liability for early exercise of unvested stock options and other liabilities, non-current on the consolidated balance sheets.

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

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2021	6,434,508	$46.01
RSUs granted	19,504,690	$31.03
RSUs vested	(4,155,049)	$38.58
RSUs forfeited or cancelled	(1,830,693)	$42.91
Unvested balance as of December 31, 2022	19,953,456	$33.18

The total grant-date fair value of RSUs vested was $160.3 million and $22.2 million during the years ended December 31, 2022 and 2021, respectively.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2021 and 2020. No stock options were granted during the year ended December 31, 2022:

	Year Ended December 31,
	2021	2020
Expected term (in years)	6.17	6.17
Expected volatility	66.3%	68.3%
Risk-free interest rate	1.1%	0.5%
Expected dividend yield	0%	0%

The fair value of employee stock purchase rights for offerings under the 2021 ESPP were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Expected term (in years)	0.49 - 1.00	0.63 - 1.12
Expected volatility	55.0% - 82.1%	54.6% - 56.7%
Risk-free interest rate	0.7% - 3.3%	0.1%
Expected dividend yield	0%	0%

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue - subscription	$23,136	$12,571	$2,572
Cost of revenue - services	9,253	5,418	1,745
Research and development	101,499	49,051	33,755
Sales and marketing	99,366	55,506	14,734
General and administrative	44,402	33,078	90,535
Stock-based compensation, net of amounts capitalized	$277,656	$155,624	$143,341
Capitalized stock-based compensation	7,544	2,625	547
Total stock-based compensation	$285,200	$158,249	$143,888

As of December 31, 2022, there was $750.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.8 years.

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

11. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(461,919)	$(347,552)	$(234,905)
Foreign	15,661	7,925	4,870
Loss before income taxes	$(446,258)	$(339,627)	$(230,035)

The components of provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
State	$337	$251	$87
Foreign	6,193	1,588	1,041
Total	6,530	1,839	1,128
Deferred
Foreign	(237)	1,335	(1,335)
Total	(237)	1,335	(1,335)
Provision for (benefit from) income taxes	$6,293	$3,174	$(207)

The reconciliation of the income tax benefit computed at the federal statutory tax rate to the Company’s provision for (benefit from) income taxes was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax benefit computed at federal statutory rate	$(93,714)	$(71,322)	$(48,307)
Foreign rate differential	2,668	1,214	(1,317)
Stock-based compensation expense	(14,145)	(104,993)	24,004
Change in valuation allowance	122,724	192,301	27,446
Research and development credits	(11,581)	(14,483)	(2,432)
Other	341	457	399
Provision for (benefit from) income taxes	$6,293	$3,174	$(207)

The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$324,950	$277,453
Capitalized research and development costs	74,824	-
Tax credit carryforwards	46,190	30,777
Stock-based compensation expense	26,211	14,885
Accruals and reserves	8,005	6,781
Operating lease liabilities	7,524	9,398
Deferred revenue	6,065	4,095
Other	6,021	3,258
Total deferred tax assets	499,790	346,647
Less: Valuation allowance	(461,234)	(316,056)
Deferred tax assets, net of valuation allowance	38,556	30,591
Deferred tax liabilities:
Deferred contract acquisition costs	(25,054)	(18,783)
Operating lease right-of-use assets	(6,788)	(8,559)
Property and equipment	(5,898)	(2,558)
Other	(103)	(214)
Total deferred tax liabilities	(37,843)	(30,114)
Net deferred tax assets	$713	$477

The Company recognizes a valuation allowance on its deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. Due to a history of losses in the United States and United Kingdom, U.S. and U.K. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance was $461.2 million as of December 31, 2022 and increased by $145.1 million during the year ended December 31, 2022 primarily due to increased U.S. federal and state and U.K. net operating loss carryforwards, capitalized research and development costs, and tax credit carryforwards. The valuation allowance was $316.1 million as of December 31, 2021 and increased by $242.3 million during the year ended December 31, 2021 primarily due to increased U.S. federal and state net operating loss carryforwards and tax credit carryforwards and the establishment of a valuation allowance in the United Kingdom.

As of December 31, 2022, the Company intends to indefinitely reinvest its foreign earnings and cash unless such repatriation results in no or minimal tax costs. For the earnings the Company intends to indefinitely reinvest, no deferred tax liabilities for foreign withholding or other taxes have been recorded. The estimated amount of such unrecognized deferred tax liability associated with the indefinitely reinvested earnings is immaterial.

As of December 31, 2022, the Company had $1,283.0 million of federal net operating loss carryforwards and $689.3 million of state net operating loss carryforwards. Of the federal net operating loss carryforwards, $1,238.9 million can be carried forward indefinitely, but is limited to 80% of annual taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2034 and 2025, respectively.

As of December 31, 2022, the Company had U.S. federal and state research tax credit carryforwards of $43.2 million and $19.9 million, respectively. The U.S. federal research tax credit carryforwards will begin to expire in 2034. The California research tax credit carryforwards can be carried forward indefinitely, while the research tax credit carryforwards for other states will begin to expire in 2026.

As of December 31, 2022, the Company had $60.8 million of foreign net operating loss carryforwards. These foreign net operating loss carryforwards have an indefinite life and do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended, and similar provisions of state law, utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to an ownership change. As of December 31, 2022, the Company assessed that its net operating loss and tax credit carryforwards will not expire solely due to Section 382 limitations.

A reconciliation of the beginning and ending balances of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$12,530	$3,399	$1,623
Gross (decrease) increase for prior year tax positions	(859)	192	200
Gross increase for current year tax positions	7,243	8,939	1,576
Ending balance	$18,914	$12,530	$3,399

As of December 31, 2022, the total amount of unrecognized tax benefits, if recognized, would not affect the Company’s effective tax rate due to the existence of carryforwards and the valuation allowance in the United States and applicable U.S. state jurisdictions.

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

The Company recognizes interest and penalties related to uncertain tax positions in benefit from income taxes in the consolidated statements of operations. There were no interest and penalties associated with unrecognized income tax benefits for the years ended December 31, 2022, 2021, and 2020.

The Company’s tax years from inception in 2014 through December 31, 2022 remain subject to examination by various jurisdictions.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
	Class A and Class B Common	Class A and Class B Common	Common	Convertible Founder
Numerator:
Net loss	$(452,551)	$(342,801)	$(219,560)	$(10,268)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	280,080,357	188,627,720	99,562,032	4,656,050
Net loss per share, basic and diluted	$(1.62)	$(1.82)	$(2.21)	$(2.21)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	December 31, 2022	December 31, 2021	December 31, 2020
Redeemable convertible preferred stock	-	-	115,277,850
Stock options	45,299,079	61,926,383	71,213,150
Unvested early exercised stock options	578,119	2,164,577	2,338,945
RSUs	19,953,456	6,434,508	-
ESPP	1,428,206	1,322,476	-
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960	-
Total	78,251,820	82,840,904	188,829,945

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

13. Subsequent Events

Business Combination

In January 2023, the Company acquired all outstanding shares of Immerok GmbH, an Apache Flink stream processing managed services company, for purchase consideration of approximately $54.9 million in cash.

The Company incurred $1.1 million of transaction costs associated with the acquisition during the year ended December 31, 2022, which were recorded as general and administrative expenses in the consolidated statements of operations.

The Company will account for the acquisition as a business combination in accordance with ASC 805. Given the limited time since the acquisition date, it is not practicable to disclose the initial accounting, including the purchase price allocation, at the time of this filing.

Restructuring

On January 17, 2023, the Company approved restructuring actions (the “Restructuring Plan”) to adjust its cost structure and real estate footprint. The Restructuring Plan includes a reduction of approximately 8% of the Company’s global workforce as of December 31, 2022, with most of these reductions expected to occur by the end of the second quarter of 2023. The Company estimates it will incur approximately $27 to $31 million in non-recurring charges in connection with the Restructuring Plan, primarily related to cash expenditures for employee transition and severance payments, employee benefits, and related facilitation costs, as well as non-cash expenditures related to lease abandonment. Of the total restructuring expenses, $14 to $17 million is expected to result in future cash outlays. The Company expects the majority of the charges to be recognized by March 31, 2023 and future cash outlays to be substantially complete by June 30, 2023. The charges that the Company expects to incur are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual expenses may differ materially from the estimates disclosed above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item (other than the information set forth in the next paragraph) will be included in the proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022 (the “2023 Proxy Statement”), and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

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

(c)
Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit						Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	S-1/A	333-256693	3.4	6-16-2021
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.	S-1/A	333-256693	4.1	6-16-2021
4.3	Indenture, dated as of December 13, 2021, by and between Confluent, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40526	4.1	12-14-2021
4.4	Form of Global Note, representing Confluent, Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-40526	4.2	12-14-2021
4.5	Description of Securities.	10-K	001-40526	4.5	2-24-2022
10.1	Amended and Restated Investors’ Rights Agreement by and among Confluent, Inc. and certain holders of its capital stock, dated March 20, 2020.	S-1	333-256693	10.1	6-1-2021
10.2+	Amended and Restated 2014 Stock Plan.	S-1/A	333-256693	10.2	6-16-2021
10.3+	Forms of Option Agreement, Stock Option Grant Notice, Exercise Agreement, and Early Exercise Notice and Restricted Stock Purchase Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.3	6-16-2021
10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.4	6-16-2021
10.5+	2021 Equity Incentive Plan.	S-1/A	333-256693	10.5	6-16-2021
10.6+	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.6	6-16-2021
10.7+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.7	6-16-2021
10.8+	2021 Employee Stock Purchase Plan.	S-1/A	333-256693	10.8	6-16-2021
10.9+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-256693	10.9	6-1-2021
10.10+	Confirmatory Offer Letter by and between the Registrant and Edward Jay Kreps, dated May 28, 2021.	S-1/A	333-256693	10.10	6-16-2021
10.11+	Confirmatory Offer Letter by and between the Registrant and Steffan Tomlinson, dated June 14, 2021.	S-1/A	333-25669	10.11	6-16-2021
10.12+	Confirmatory Offer Letter by and between the Registrant and Erica Schultz, dated May 28, 2021.	S-1/A	333-256693	10.12	6-16-2021
10.13+	Confirmatory Offer Letter by and between the Registrant and Stephanie Buscemi, dated October 21, 2022.	10-Q	001-40526	10.1	11-2-2022
10.14+	Confirmatory Offer Letter by and between the Registrant and Chad Verbowski, dated October 19, 2022.	10-Q	001-40526	10.2	11-2-2022
10.15	Net Lease Agreement by and between the Registrant and West Evelyn Bryant Office Partners, L.P., dated April 11, 2019.	S-1	333-256693	10.13	6-1-2021

10.16+	Non-Employee Director Compensation Policy.	10-Q	001-40526	10.1	8-3-2022
10.17+	Executive Officer Change in Control/Severance Benefit Plan and related participation agreement.	10-K	001-40526	10.15	2-24-2022
10.18+	Cash Incentive Bonus Plan.	S-1	333-256693	10.16	6-1-2021
10.19	Form of Confirmation for Capped Call Transactions.	8-K	001-40526	10.1	12-14-2021
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of Pricewaterhouse Coopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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

Confluent, Inc.

Date: February 28, 2023	By:	/s/ Edward Jay Kreps
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

Name	Title	Date
/s/ Edward Jay Kreps	Chief Executive Officer and Director	February 28, 2023
Edward Jay Kreps	(Principal Executive Officer)

/s/ Steffan Tomlinson	Chief Financial Officer	February 28, 2023
Steffan Tomlinson	(Principal Financial Officer)

/s/ Ying Christina Liu	Chief Accounting Officer	February 28, 2023
Ying Christina Liu	(Principal Accounting Officer)

/s/ Lara Caimi	Director	February 28, 2023
Lara Caimi

/s/ Jonathan Chadwick	Director	February 28, 2023
Jonathan Chadwick

/s/ Alyssa Henry	Director	February 28, 2023
Alyssa Henry

/s/ Matthew Miller	Director	February 28, 2023
Matthew Miller

/s/ Neha Narkhede	Director	February 28, 2023
Neha Narkhede

/s/ Greg Schott	Director	February 28, 2023
Greg Schott

/s/ Eric Vishria	Director	February 28, 2023
Eric Vishria

/s/ Mike Volpi	Director	February 28, 2023
Mike Volpi