Form 10-Q
period 2023-03-31
Confluent, Inc.
filed 2023-05-03
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 26, 2023, there were 187,784,932 shares of the registrant’s Class A common stock and 108,347,079 shares of the registrant's Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$343,460	$435,781
Marketable securities	1,506,392	1,491,044
Accounts receivable, net	169,650	178,188
Deferred contract acquisition costs	36,830	35,883
Prepaid expenses and other current assets	58,717	57,229
Total current assets	2,115,049	2,198,125
Property and equipment, net	35,468	29,089
Operating lease right-of-use assets	12,604	29,478
Goodwill and intangible assets, net	45,941	-
Deferred contract acquisition costs, non-current	67,130	68,401
Other assets, non-current	16,633	19,756
Total assets	$2,292,825	$2,344,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,445	$21,439
Accrued expenses and other liabilities	87,733	105,331
Operating lease liabilities	7,295	7,375
Deferred revenue	295,689	290,185
Total current liabilities	401,162	424,330
Operating lease liabilities, non-current	23,229	25,136
Deferred revenue, non-current	28,896	32,644
Convertible senior notes, net	1,085,439	1,084,500
Other liabilities, non-current	9,248	8,762
Total liabilities	1,547,974	1,575,372
Commitments and contingencies (Note 9)

	March 31, 2023	December 31, 2022
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 187,019,046 and 172,483,134 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 108,359,564 and 116,901,046 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	2,103,262	1,980,335
Accumulated other comprehensive loss	(4,454)	(9,456)
Accumulated deficit	(1,353,960)	(1,201,405)
Total stockholders’ equity	744,851	769,477
Total liabilities and stockholders’ equity	$2,292,825	$2,344,849

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription	$160,567	$113,920
Services	13,735	12,219
Total revenue	174,302	126,139
Cost of revenue:
Subscription	42,905	33,603
Services	15,239	12,174
Total cost of revenue	58,144	45,777
Gross profit	116,158	80,362
Operating expenses:
Research and development	84,890	57,661
Sales and marketing	128,624	106,702
General and administrative	35,355	27,481
Restructuring and other related charges	33,382	-
Total operating expenses	282,251	191,844
Operating loss	(166,093)	(111,482)
Other income (expense), net	15,185	(816)
Loss before income taxes	(150,908)	(112,298)
Provision for income taxes	1,647	689
Net loss	$(152,555)	$(112,987)
Net loss per share, basic and diluted	$(0.52)	$(0.41)
Weighted-average shares used to compute net loss per share, basic and diluted	291,864,975	272,890,829

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(152,555)	$(112,987)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on marketable securities	4,159	(4,712)
Net unrealized gain on derivative instruments	843	-
Other comprehensive income (loss), net of tax	5,002	(4,712)
Total comprehensive loss	$(147,553)	$(117,699)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2023
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2023	289,384,180	$3	$1,980,335	$(9,456)	$(1,201,405)	$769,477
Repurchases of unvested options	(30,828)	-	-	-	-	-
Vesting of early exercised options	-	-	1,275	-	-	1,275
Issuance of common stock upon exercise of vested options	3,595,765	-	21,269	-	-	21,269
Vesting of restricted stock units	1,714,907	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	714,586	-	17,172	-	-	17,172
Stock-based compensation	-	-	83,211	-	-	83,211
Other comprehensive loss, net of tax	-	-	-	5,002	-	5,002
Net loss	-	-	-	-	(152,555)	(152,555)
Balances as of March 31, 2023	295,378,610	$3	$2,103,262	$(4,454)	$(1,353,960)	$744,851

	Three Months Ended March 31, 2022
	Class A and B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2022	271,801,882	$3	$1,599,962	$(830)	$(748,854)	$850,281
Issuance of common stock upon early exercise of unvested options, net of repurchases	35,623	-	-	-	-	-
Vesting of early exercised options	-	-	5,701	-	-	5,701
Issuance of common stock upon exercise of vested options	5,026,565	-	16,405	-	-	16,405
Vesting of restricted stock units	437,875	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	734,817	-	22,485	-	-	22,485
Stock-based compensation	-	-	58,896	-	-	58,896
Other comprehensive loss, net of tax	-	-	-	(4,712)	-	(4,712)
Net loss	-	-	-	-	(112,987)	(112,987)
Balances as of March 31, 2022	278,036,762	$3	$1,703,449	$(5,542)	$(861,841)	$836,069

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,555)	$(112,987)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,122	1,250
Net (accretion) amortization of (discounts) premiums on marketable securities	(9,133)	705
Amortization of debt issuance costs	939	936
Amortization of deferred contract acquisition costs	10,484	8,470
Non-cash operating lease costs	1,207	2,275
Lease abandonment charges	15,667	-
Stock-based compensation, net of amounts capitalized	79,289	57,369
Deferred income taxes	5	(4)
Other	279	204
Changes in operating assets and liabilities, net of effects of a business combination:
Accounts receivable	8,068	12,782
Deferred contract acquisition costs	(10,160)	(12,080)
Prepaid expenses and other assets	3,141	(7,985)
Accounts payable	(11,325)	177
Accrued expenses and other liabilities	(16,557)	(22,853)
Operating lease liabilities	(1,998)	(2,497)
Deferred revenue	1,755	19,207
Net cash used in operating activities	(77,772)	(55,031)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(4,556)	(2,509)
Purchases of marketable securities	(453,356)	(403,883)
Maturities of marketable securities	451,777	95,545
Purchases of property and equipment	(546)	(887)
Cash paid for a business combination, net of cash acquired	(45,802)	-
Net cash used in investing activities	(52,483)	(311,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	20,780	16,436
Proceeds from issuance of common stock upon early exercise of unvested options	-	345
Repurchases of unvested options	(223)	(12)
Payments of debt issuance costs for convertible senior notes	-	(786)
Proceeds from issuance of common stock under employee stock purchase plan	17,172	22,485
Net cash provided by financing activities	37,729	38,468
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	205	(46)
Net decrease in cash, cash equivalents, and restricted cash	(92,321)	(328,343)
Cash, cash equivalents, and restricted cash at beginning of period	435,781	1,376,682
Cash, cash equivalents, and restricted cash at end of period	$343,460	$1,048,339

	Three Months Ended March 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown above:
Cash and cash equivalents	$343,460	$1,047,589
Restricted cash included in other assets, current	-	750
Total cash, cash equivalents, and restricted cash	$343,460	$1,048,339
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$1,883	$712
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$3,922	$1,527
Vesting of early exercised stock options	$1,275	$5,701

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 28, 2023 (the “Annual Report”).

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the presentation of the current year consolidated financial statements. These reclassifications had no effect on consolidated net loss, stockholders’ equity, or cash flows as previously reported.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the standalone selling price for each distinct performance obligation included in customer contracts, deferred contract acquisition costs and their period of benefit, valuation of stock-based awards, the fair value of acquired intangible assets, capitalization and estimated useful life of internal-use software, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes.

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

Business Combinations

When the Company acquires a business, the purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed, if any, is recorded as goodwill. Determining the fair value of intangible assets requires the use of estimates including, but not limited to, time and resources required to recreate the assets acquired. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the condensed consolidated statement of operations.

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment, operating lease right-of-use assets, and acquired intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the undiscounted future cash flows the assets are expected to generate. If the carrying amount exceeds the undiscounted future cash flows, the carrying amount of such assets is reduced to fair value. There were no impairment charges related to long-lived assets during the three months ended March 31, 2023 and 2022.

Goodwill is not amortized but rather tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. There were no goodwill impairment charges during the three months ended March 31, 2023.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Acquired Contract Assets and Contract Liabilities: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This guidance is effective for the Company for the year beginning January 1, 2023. The Company adopted this guidance as of January 1, 2023 on a prospective basis and the adoption did not have a material impact on its condensed consolidated financial statements.

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$916,448	$529	$(1,886)	$915,091
U.S. agency obligations	378,702	262	(2,603)	376,361
Corporate notes and bonds	172,117	29	(1,696)	170,450
Commercial paper	44,570	-	(80)	44,490
Total marketable securities	$1,511,837	$820	$(6,265)	$1,506,392

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$1,033,587	$68	$(4,072)	$1,029,583
U.S. agency obligations	273,804	17	(3,570)	270,251
Corporate notes and bonds	160,208	9	(2,375)	157,842
Commercial paper	33,526	-	(158)	33,368
Total marketable securities	$1,501,125	$94	$(10,175)	$1,491,044

The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$323,653	$(1,381)	$28,470	$(505)	$352,123	$(1,886)
U.S. agency obligations	220,417	(1,436)	49,472	(1,167)	269,889	(2,603)
Corporate notes and bonds	82,981	(686)	77,614	(1,010)	160,595	(1,696)
Commercial paper	31,711	(80)	-	-	31,711	(80)
Total	$658,762	$(3,583)	$155,556	$(2,682)	$814,318	$(6,265)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$566,093	$(2,892)	$167,817	$(1,180)	$733,910	$(4,072)
U.S. agency obligations	201,846	(2,014)	51,595	(1,556)	253,441	(3,570)
Corporate notes and bonds	90,287	(1,259)	65,579	(1,116)	155,866	(2,375)
Commercial paper	33,368	(158)	-	-	33,368	(158)
Total	$891,594	$(6,323)	$284,991	$(3,852)	$1,176,585	$(10,175)

The Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of March 31, 2023 and 2022. Realized gains and losses were not material for the three months ended March 31, 2023 and 2022.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
Due within one year	$1,184,686	$1,180,689
Due after one year through five years	327,151	325,703
Total	$1,511,837	$1,506,392

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$285,752	$-	$285,752
Commercial paper	-	5,953	5,953
Marketable securities:
U.S. treasury securities	-	915,091	915,091
U.S. agency obligations	-	376,361	376,361
Corporate notes and bonds	-	170,450	170,450
Commercial paper	-	44,490	44,490
Derivative instruments:
Foreign currency forward contracts	-	2,042	2,042
Total assets	$285,752	$1,514,387	$1,800,139
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$470	$470
Total liabilities	$-	$470	$470

	December 31, 2022
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$367,699	$-	$367,699
U.S. treasury securities	-	12,971	12,971
U.S. agency obligations	-	2,000	2,000
Marketable securities:
U.S. treasury securities	-	1,029,583	1,029,583
U.S. agency obligations	-	270,251	270,251
Corporate notes and bonds	-	157,842	157,842
Commercial paper	-	33,368	33,368
Derivative instruments:
Foreign currency forward contracts	-	672	672
Total assets	$367,699	$1,506,687	$1,874,386
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$19	$19
Total liabilities	$-	$19	$19

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $868.2 million and $837.3 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8 for further information on the Company’s convertible senior notes.

5. Derivative Instruments and Hedging

In December 2022, the Company began entering into foreign currency forward contracts to manage its exposure to certain foreign currency exchange risks. Derivative instruments that hedge the exposure to variability in expected future cash flows are designated as cash flow hedges. The Company records changes in the fair value of these derivatives as a component of accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassifies the related gains or losses into cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. Derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities are not designated as hedges for financial reporting purposes. The Company records changes in the fair value of these derivatives in other income (expense), net in the condensed consolidated statements of operations. The Company’s derivative instruments generally have maturities of 13 months or less. The Company does not use derivative instruments for trading or speculative purposes.

The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	March 31, 2023	December 31, 2022
Foreign currency forward contracts designated as hedging instruments	$80,579	$96,097
Foreign currency forward contracts not designated as hedging instruments	91,956	-
Total derivative instruments	$172,535	$96,097

The Company has master netting agreements with each of its counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. The Company does not have collateral requirements with any of its counterparties. Although the Company is allowed to present the fair value of derivative instruments on a net basis according to master netting arrangements, the Company has elected to present its derivative instruments on a gross basis in the condensed consolidated financial statements. The following table summarizes the fair value of the Company’s derivative instruments on the condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$1,137	$672
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	905	-
Total derivative assets		$2,042	$672
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$113	$19
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	357	-
Total derivative liabilities		$470	$19

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

Three Months Ended March 31, 2023
Beginning balance	$653
Net gain recognized in other comprehensive income	843
Net gain reclassified from AOCI to earnings	(472)
Ending balance	$1,024

As of March 31, 2023, net unrealized gains included in the balance of accumulated other comprehensive loss related to foreign currency forward contracts designated as hedging instruments was $1.0 million, all of which the Company expects to reclassify from accumulated other comprehensive loss into earnings over the next 12 months.

The following table summarizes the effect of foreign currency forward contracts on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31, 2023
	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Cost of revenue - subscription	$46	$-
Cost of revenue - services	48	-
Research and development	59	-
Sales and marketing	262	-
General and administrative	57	-
Other income (expense), net	-	76
Total gains recognized in earnings	$472	$76

6. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	March 31, 2023	December 31, 2022
Computers, equipment, and software	$9,703	$8,794
Furniture and fixtures	876	977
Leasehold improvements	428	458
Capitalized internal-use software costs	26,618	25,639
Construction in progress	12,902	5,404
Property and equipment, at cost	$50,527	$41,272
Less: Accumulated depreciation and amortization	(15,059)	(12,183)
Property and equipment, net	$35,468	$29,089

Depreciation and amortization expense was $3.0 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$29,811	$27,799
Accrued expenses	18,781	16,798
Accrued payroll taxes	11,240	10,349
Accrued commissions	8,256	18,058
Employee contributions under employee stock purchase plan	5,691	15,283
Other liabilities	13,954	17,044
Total accrued expenses and other liabilities	$87,733	$105,331

7. Business Combination, Goodwill, and Intangible Assets

Business Combination

In January 2023, the Company acquired all outstanding shares of immerok GmbH (“Immerok”), an Apache Flink stream processing managed services company, for purchase consideration of $54.9 million in cash. The Company acquired Immerok primarily for its talent and developed technology. The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company will pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. During the three months ended March 31, 2023, the Company recognized compensation expense of $4.4 million related to the holdback agreements.

In allocating the purchase consideration, the Company preliminarily recorded $9.1 million of cash acquired, $2.6 million as a developed technology intangible asset, to be amortized on a straight-line basis over an estimated useful life of five years, and $43.5 million of goodwill. The goodwill is primarily attributed to the assembled workforce and expected synergies arising from the acquisition, and is not deductible for income tax purposes. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information primarily relating to deferred income taxes and residual goodwill through the measurement period, no more than one year from the date of acquisition.

Transaction costs associated with the acquisition incurred during the three months ended March 31, 2023 were not material and were recorded as general and administrative expenses in the condensed consolidated statements of operations. The results of operations of Immerok included in the Company’s condensed consolidated financial statements since the date of acquisition were not material. Pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

Goodwill

Goodwill as of March 31, 2023 was $43.5 million. No goodwill was recorded as of December 31, 2022.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	March 31, 2023
	Gross	Accumulated Amortization	Net
Developed technology	$2,556	$(113)	$2,443
Total	$2,556	$(113)	$2,443

Amortization expense was not material for the three months ended March 31, 2023.

As of March 31, 2023, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$385
2024	513
2025	511
2026	511
2027	511
Thereafter	12
Total	$2,443

8. Convertible Senior Notes

In December 2021, the Company issued $1.1 billion aggregate principal amount of 0% convertible senior notes due 2027 (the “2027 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $100.0 million principal amount of the 2027 Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2027 Notes are general unsecured obligations of the Company and will mature on January 15, 2027, unless earlier converted, redeemed, or repurchased. The 2027 Notes do not bear regular interest, and the principal amount of the 2027 Notes will not accrete. Special interest, if any, is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022 (if and to the extent that special interest is then payable on the 2027 Notes). No special interest has been paid in connection with the 2027 Notes to date. The total net proceeds from the offering, after deducting initial purchasers’ discounts and debt issuance costs, were $1,080.5 million.

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

During the three months ended March 31, 2023, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other (income) expense, net on the condensed consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs was $0.9 million for both the three months ended March 31, 2023 and 2022.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(14,561)	(15,500)
Net carrying amount	$1,085,439	$1,084,500

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

9. Commitments and Contingencies

Leases

The Company has entered into non-cancelable operating leases, primarily for the rent of office space expiring at various dates through 2029. Certain lease agreements contain an option for the Company to renew the lease for a term of up to five years or an option to terminate the lease early within three years of lease termination. The Company considers these options in determining the lease term and minimum lease payments on a lease-by-lease basis. None of the Company’s lease agreements contain any material non-lease components, material residual value guarantees, or material restrictive covenants.

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of March 31, 2023 and December 31, 2022.

In addition, the Company subleased certain floors of its unoccupied office space that expired at various dates in 2022. Sublease income was recorded as a reduction of lease expense and was not material for the three months ended March 31, 2022.

During the three months ended March 31, 2023, the Company ceased use of certain leased office space. The Company accelerated amortization of the related operating lease right-of-use assets and recognized $15.7 million of lease abandonment charges within restructuring and other related charges in the condensed consolidated statements of operations. See Note 12 for further information on the Company’s restructuring actions.

Purchase Obligations

During the three months ended March 31, 2023, there were no material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of March 31, 2023 and December 31, 2022, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of March 31, 2023 and December 31, 2022, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three months ended March 31, 2023 and 2022 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of March 31, 2023 and December 31, 2022, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

10. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Geographic markets:
United States	$103,942	60%	$78,992	63%
International	70,360	40%	47,147	37%
Total revenue	$174,302	100%	$126,139	100%
Subscriptions and services:
Confluent Platform - License	$18,988	11%	$18,947	15%
Confluent Platform - PCS(1)	67,941	39%	56,060	44%
Confluent Cloud	73,638	42%	38,913	31%
Subscription	160,567	92%	113,920	90%
Services	13,735	8%	12,219	10%
Total revenue	$174,302	100%	$126,139	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of March 31, 2023, the Company’s RPO was $742.6 million, approximately 64% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months.

Deferred Revenue

Deferred revenue, including current and non-current balances as of March 31, 2023 and December 31, 2022 was $324.6 million and $322.8 million, respectively. For the three months ended March 31, 2023 and 2022, revenue recognized from deferred revenue at the beginning of the year was $115.4 million and $85.9 million, respectively.

Accounts Receivable, Net

The unbilled receivables balance included in accounts receivable, net on the condensed consolidated balance sheets was $54.4 million and $51.3 million as of March 31, 2023 and December 31, 2022, respectively.

The Company’s allowance for expected credit losses was not material as of March 31, 2023 and December 31, 2022. Additions to and write-offs against the allowance for expected credit losses were not material for the three months ended March 31, 2023 and 2022.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$104,284	$78,824
Capitalization of contract acquisition costs	10,160	12,080
Amortization of deferred contract acquisition costs	(10,484)	(8,470)
Ending balance	$103,960	$82,434

11. Stockholders’ Equity

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	March 31, 2023	December 31, 2022
2014 Stock Plan:
Options outstanding	40,624,234	45,276,579
Restricted stock units outstanding	1,750,775	2,224,138
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	26,027,906	17,729,318
Remaining shares available for future issuance	39,316,562	33,300,077
2021 Employee Stock Purchase Plan	8,673,168	6,493,913
Total	116,415,145	105,046,525

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

The 2021 ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first trading day of a new purchase period is lower than the fair market value on the offering date, that offering period will terminate and participants will be automatically enrolled in a new 12-month offering period. During the three months ended March 31, 2023, an ESPP rollover occurred because the Company’s closing stock price on the first trade date of the new purchase period was below the closing stock price on the offering date. This triggered a new 12-month offering period and resulted in immaterial incremental stock-based compensation expense to be recognized over the remaining requisite service period.

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2023	33,300,077	45,299,079	$7.76	6.99	$657,307
Increase in authorized shares	14,469,209	-	$-
Stock options exercised	-	(3,595,765)	$5.91
Stock options forfeited or expired	1,056,580	(1,056,580)	$10.78
Repurchases of unvested common stock	30,828	-	$-
RSUs granted	(11,142,450)	-	$-
RSUs forfeited or cancelled	1,602,318	-	$-
Balance as of March 31, 2023	39,316,562	40,646,734	$7.84	6.67	$660,362
Vested as of March 31, 2023		26,532,100	$6.35	6.30	$470,345
Vested and expected to vest as of March 31, 2023		40,646,734	$7.84	6.67	$660,362

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $66.2 million and $224.4 million for the three months ended March 31, 2023 and 2022, respectively. No options were granted during the three months ended March 31, 2023 and 2022.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of March 31, 2023 and December 31, 2022, there were 401,094 and 578,119 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities within accrued expenses and other liabilities and other liabilities, non-current on the condensed consolidated balance sheets until the options vest, at which point they are reclassified to equity. As of March 31, 2023 and December 31, 2022, the liabilities for early exercised options subject to repurchase were $2.9 million and $4.0 million, respectively.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

RSUs

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2023	19,953,456	$33.18
RSUs granted	11,142,450	$23.71
RSUs vested	(1,714,907)	$32.97
RSUs forfeited or cancelled	(1,602,318)	$33.82
Unvested balance as of March 31, 2023	27,778,681	$29.36

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue - subscription	$6,328	$5,313
Cost of revenue - services	2,777	1,862
Research and development	30,015	20,085
Sales and marketing	28,487	21,062
General and administrative	11,682	9,047
Stock-based compensation, net of amounts capitalized	$79,289	$57,369
Capitalized stock-based compensation	3,922	1,527
Total stock-based compensation	$83,211	$58,896

As of March 31, 2023, there was $883.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.5 years.

12. Restructuring and Other Related Charges

In January 2023, the Company approved restructuring actions (the “Restructuring Plan”) to adjust its cost structure and real estate footprint. The Restructuring Plan includes a reduction of approximately 8% of the Company’s global workforce as of December 31, 2022. During the three months ended March 31, 2023, the Company recorded restructuring and other related charges of $33.4 million, consisting of $17.7 million related to employee transition and severance payments, employee benefits, and related facilitation costs, and $15.7 million of lease abandonment charges. The Restructuring Plan is expected to be substantially complete by June 30, 2023.

The following table summarizes the Company’s liability for restructuring-related employee termination benefits included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

Employee Termination Benefits
Balance as of January 1, 2023	$-
Restructuring charges	17,715
Cash payments	(13,454)
Balance as of March 31, 2023	$4,261

13. Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date loss or income for includable jurisdictions before income taxes from recurring operations and adjusting for discrete tax items arising in that interim period.

The Company’s provision for income taxes was $1.6 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, primarily due to foreign and state income taxes. The Company provides a valuation allowance on its U.S. and U.K. deferred tax assets.

14. Net Loss Per Share

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
	Class A and Class B Common Stock
Numerator:
Net loss	$(152,555)	$(112,987)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	291,864,975	272,890,829
Net loss per share, basic and diluted	$(0.52)	$(0.41)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	March 31, 2023	March 31, 2022
Stock options	40,646,734	55,684,668
Unvested early exercised stock options	401,094	1,585,509
RSUs	27,778,681	12,543,077
ESPP	1,982,997	758,477
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960
Total	81,802,466	81,564,691

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the “Annual Report”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Confluent” refer to Confluent, Inc. and its consolidated subsidiaries. Unless otherwise indicated, references to our “common stock” include our Class A common stock and Class B common stock.

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

We are focused on the acquisition of new customers and expanding within our current customers. Our go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a minimum commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 4,690 and 4,120 customers as of March 31, 2023 and March 31, 2022, respectively, representing year-over-year growth of 14%. We have experienced significant growth, with revenue of $174.3 million and $126.1 million for the three months ended March 31, 2023 and 2022, respectively, representing year-over-year growth of 38%.

Business and Macroeconomic Conditions

Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions, including higher inflation, higher interest rates, bank failures and related uncertainty, supply chain challenges, fluctuations or volatility in capital markets or foreign currency exchange rates, the COVID-19 pandemic, and geopolitical events such as the ongoing conflict between Russia and Ukraine. In particular, we have experienced in certain instances, and we believe we will continue to experience, longer sales cycles or generally increased scrutiny on IT spending from existing and potential customers due to macroeconomic uncertainty. We cannot be certain how long these uncertain macroeconomic conditions and the resulting effects on our industry, our business strategy, and customers will persist. To navigate the current economic environment and its effects, we have taken actions to streamline our operating expenses by adjusting our cost structure and real estate footprint, including a workforce reduction in January 2023, while prudently investing in growth.

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

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer customers a free cloud trial and a pay-as-you-go arrangement to encourage adoption and usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our subscription revenue to increase over time. Our Confluent Cloud revenue represented 42% and 31% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations may fluctuate from period to period due to varying patterns of customer consumption and adoption trends.

Growing Our Customer Base

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and created more self-serve opportunities, we have significantly broadened our reach of customers and are able to attract a greater array of customers. This is evidenced by our significant increase in customer count in recent years, driven by Confluent Cloud customers. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities, the impact of marketing efforts to enhance our brand and educate potential customers about the benefits of data in motion, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, and competitive dynamics in our target markets. We had approximately 4,690 and 4,120 customers as of March 31, 2023 and March 31, 2022, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers.

Retaining and Expanding Revenue from Existing Customers

Our business model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe we have significant opportunities to increase our revenue as customers expand their use of our offering in connection with migrating more data to the public cloud, identifying new use cases, and realizing the benefits of data in motion. Our ability to retain and expand revenue from existing customers will depend on a number of factors, including customer satisfaction with our subscriptions and services, competition, pricing, economic conditions, and overall changes in our customers’ spending levels, including effects on consumption growth rates, among other things.

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

RPO as a metric is not necessarily indicative of future revenue growth because it does not account for the actual timing of customers’ consumption or future expansion. RPO may also fluctuate due to a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amount of customer contracts. Due to these factors, it is important to review RPO in conjunction with revenue and other financial measures disclosed elsewhere in this Quarterly Report on Form 10-Q. Our RPO was $742.6 million and $551.1 million as of March 31, 2023 and 2022, respectively.

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as (1) with respect to Confluent Platform customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,075 and 803 customers with $100,000 or greater in ARR as of March 31, 2023 and 2022, respectively.

From time to time, we may adjust our methodology for calculating ARR. Prior to the first quarter of 2023, ARR with respect to Confluent Cloud customers excluded pay-as-you-go arrangements and was based on contractual commitments over the following 12 months, regardless of actual consumption. We adjusted our methodology for calculating ARR commencing with the first quarter of 2023 to incorporate actual consumption of Confluent Cloud and applied this change retroactively. We believe this change better aligns with how our management assesses ARR internally and better reflects actual customer behavior over time as Confluent Cloud’s contribution to our subscription revenue increases over time. We expect this change to have a positive impact on customers with $100,000 or greater in ARR, including in prior periods, as Confluent Cloud customers may be ramping their consumption more quickly than their contractual commitments. However, with this change, we may experience more volatility in ARR as our customers’ consumption trends may vary significantly across periods. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was over 130% as of March 31, 2023, demonstrating our ability to expand within existing customers. However, our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends may vary significantly across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. The substantial majority of our revenue from Confluent Cloud for the three months ended March 31, 2023 and 2022 was based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

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

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with customer support and maintenance, third-party cloud infrastructure costs, amortization of internal-use software and acquired intangible assets, and allocated overhead costs for information technology, recruiting, business systems, and facilities. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring and other related charges. Personnel-related costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for information technology, recruiting, business systems, and facilities.

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

Restructuring and Other Related Charges. Restructuring and other related charges consist of personnel-related costs, including employee transition and severance payments, employee benefits, and related facilitation costs, as well as lease abandonment charges.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
Subscription	$160,567	$113,920
Services	13,735	12,219
Total revenue	174,302	126,139
Cost of revenue:
Subscription(1)(2)	42,905	33,603
Services(1)(2)	15,239	12,174
Total cost of revenue	58,144	45,777
Gross profit	116,158	80,362
Operating expenses:
Research and development(1)(2)	84,890	57,661
Sales and marketing(1)(2)	128,624	106,702
General and administrative(1)(2)	35,355	27,481
Restructuring and other related charges	33,382	-
Total operating expenses	282,251	191,844
Operating loss	(166,093)	(111,482)
Other income (expense), net	15,185	(816)
Loss before income taxes	(150,908)	(112,298)
Provision for income taxes	1,647	689
Net loss	$(152,555)	$(112,987)

__________________________________________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue - subscription	$6,328	$5,313
Cost of revenue - services	2,777	1,862
Research and development	30,015	20,085
Sales and marketing	28,487	21,062
General and administrative	11,682	9,047
Total stock-based compensation expense	$79,289	$57,369

(2) Includes employer taxes on employee stock transactions as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue - subscription	$321	$333
Cost of revenue - services	90	77
Research and development	1,669	1,039
Sales and marketing	1,083	680
General and administrative	500	310
Total employer taxes on employee stock transactions	$3,663	$2,439

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription	92%	90%
Services	8	10
Total revenue	100	100
Cost of revenue:
Subscription	25	27
Services	9	10
Total cost of revenue	33	36
Gross profit	67	64
Operating expenses:
Research and development	49	46
Sales and marketing	74	85
General and administrative	20	22
Restructuring and other related charges	19	0
Total operating expenses	162	152
Operating loss	(95)	(88)
Other income (expense), net	9	(1)
Loss before income taxes	(87)	(89)
Provision for income taxes	1	1
Net loss	(88)%	(90)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Subscription	$160,567	$113,920	$46,647	41%
Services	13,735	12,219	1,516	12%
Total revenue	$174,302	$126,139	$48,163	38%

Subscription revenue increased by $46.6 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to March 31, 2023. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 130% as of March 31, 2023. Confluent Platform and Confluent Cloud contributed 54% and 46% of our subscription revenue during the three months ended March 31, 2023, respectively, compared to 66% and 34% during the three months ended March 31, 2022, respectively.

Services revenue increased by $1.5 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$42,905	$33,603	$9,302	28%
Services	15,239	12,174	3,065	25%
Total cost of revenue	$58,144	$45,777	$12,367	27%
Gross profit	$116,158	$80,362	$35,796	45%

	Three Months Ended March 31,
	2023	2022
Gross margin
Subscription	73%	71%
Services	(11)%	0%
Total gross margin	67%	64%

Cost of subscription revenue increased by $9.3 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase of $5.1 million in third-party cloud infrastructure costs and an increase of $4.7 million in personnel-related costs and allocated overhead costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $1.0 million in stock-based compensation expense.

Cost of services revenue increased by $3.1 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase of $3.0 million in personnel-related costs and allocated overhead costs driven by increased headcount. The increase in personnel-related costs included an increase of $0.9 million in stock-based compensation expense.

Our subscription gross margin increased primarily due to economies of scale resulting from increased efficiency and optimization of our infrastructure, offset by a change in our revenue mix toward Confluent Cloud which has a lower gross margin. Our services gross margin decreased primarily due to personnel-related costs, including stock-based compensation expense, growing at a higher rate than services revenue.

Research and Development

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$84,890	$57,661	$27,229	47%
Percentage of revenue	49%	46%

Research and development expenses increased by $27.2 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase of $18.7 million in personnel-related costs and allocated overhead costs and an increase of $7.7 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $9.9 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$128,624	$106,702	$21,922	21%
Percentage of revenue	74%	85%

Sales and marketing expenses increased by $21.9 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase of $17.1 million in personnel-related costs and allocated overhead costs and an increase of $2.0 million in amortization of deferred contract acquisition costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $7.4 million in stock-based compensation expense.

General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$35,355	$27,481	$7,874	29%
Percentage of revenue	20%	22%

General and administrative expenses increased by $7.9 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase of $5.3 million in personnel-related costs and allocated overhead costs and an increase of $1.6 million in professional services fees. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $2.6 million in stock-based compensation expense.

Restructuring and Other Related Charges

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$33,382	$-	$33,382	100%
Percentage of revenue	19%	0%

Restructuring and other related charges increased by $33.4 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to our restructuring actions to adjust cost structure and real estate footprint. See Note 12 to our condensed consolidated financial statements for further information.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income (expense), net	$15,185	$(816)	$16,001	1961%

Other income (expense), net increased by $16.0 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher yields on marketable securities.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Loss before income taxes	$(150,908)	$(112,298)	$(38,610)	34%
Provision for income taxes	1,647	689	958	139%
Effective tax rate	(1.1)%	(0.6)%

The provision for income taxes during the three months ended March 31, 2023 and 2022 were primarily driven by foreign and state income taxes.

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

As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,849.9 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments primarily related to our office space.

We have generated significant operating losses and negative cash flows from operations. As of March 31, 2023, we had an accumulated deficit of $1,354.0 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(77,772)	$(55,031)
Net cash used in investing activities	$(52,483)	$(311,734)
Net cash provided by financing activities	$37,729	$38,468

Cash Flows from Operating Activities

We generally invoice our customers annually in advance for our term-based licenses and typically annually in advance or monthly in arrears for our SaaS offering. Our largest source of operating cash is payments received from our customers. We have in the past and expect in the future to experience seasonality, with the fourth quarter historically being our strongest quarter for sales to customers as a result of large enterprise buying patterns. Accordingly, the operating cash flow benefit from increased collections from our customers generally occurs in the subsequent quarter after billing. We expect seasonality, timing of billings, and collections from our customers to have a material impact on our cash flow from operating activities from period to period. Our primary uses of cash from operating activities are for personnel-related expenses, third-party cloud infrastructure costs, sales and marketing expenses, and overhead expenses.

Cash used in operating activities of $77.8 million for the three months ended March 31, 2023 primarily consisted of our net loss of $152.6 million, adjusted for non-cash charges of $101.9 million, and net cash outflows of $27.1 million from changes in our operating assets and liabilities, net of the effects of a business combination. Our non-cash charges included $79.3 million of stock-based compensation expense, net of amounts capitalized, $15.7 million of lease abandonment charges, $10.5 million of amortization of deferred contract acquisition costs, and $3.1 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by $9.1 million of net accretion of discounts and amortization of premiums on marketable securities. The main drivers of the changes in operating assets and liabilities, net of the effects of a business combination, were a $16.6 million decrease in accrued expenses and other liabilities primarily due to the timing of bonus payments and purchases under our employee stock purchase plan, an $11.3 million decrease in accounts payable due to timing of payments, and a $10.2 million increase in deferred contract acquisition costs due to our increased sales, partially offset by an $8.1 million decrease in accounts receivable due to timing of billings and collections.

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

Cash Flows from Investing Activities

Cash used in investing activities of $52.5 million for the three months ended March 31, 2023 was primarily due to purchases of marketable securities of $453.4 million, cash paid for a business combination, net of cash acquired of $45.8 million, and capitalized internal-use software development costs of $4.6 million, partially offset by maturities of marketable securities of $451.8 million.

Cash used in investing activities of $311.7 million for the three months ended March 31, 2022 was primarily due to purchases of marketable securities of $403.9 million and capitalized internal-use software development costs of $2.5 million, partially offset by maturities of marketable securities of $95.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $37.7 million for the three months ended March 31, 2023 was primarily due to $20.8 million in proceeds from the issuance of common stock upon exercises of stock options, and $17.2 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Cash provided by financing activities of $38.5 million for the three months ended March 31, 2022 was primarily due to $22.5 million in proceeds from the issuance of common stock under our employee stock purchase plan, and $16.8 million in proceeds from the issuance of common stock upon exercises of stock options.

Critical Accounting Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report.

Recent Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of March 31, 2023, we had $1,849.9 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of March 31, 2023.

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

To reduce the impact of foreign currency fluctuations, we established a hedging program in December 2022. See Note 5 to our condensed consolidated financial statements for additional information. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements.

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
•
We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.
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

Our revenue was $585.9 million, $387.9 million, and $236.6 million for the years ended December 31, 2022, 2021, and 2020, respectively and $174.3 million and $126.1 million for the three months ended March 31, 2023 and 2022, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offering, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated a net loss of $452.6, $342.8 million, and $229.8 million for the years ended December 31, 2022, 2021, and 2020, respectively and $152.6 million and $113.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $1,354.0 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers as well as shifts in priorities toward operating efficiencies and margin improvements. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our offering by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. In particular, we have limited experience operating our business at current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. We recently also undertook an internal restructuring, including a reduction in force, and increased focus on operating efficiencies and margin improvements. Further, we have experienced, and in future periods, may continue to experience, slower revenue growth or our revenue could decline for a number of reasons, including shifts in our offering and revenue mix, slowing demand for our offering, increasing competition, decreased productivity of our sales and marketing organization and effectiveness of our sales and marketing efforts to acquire new customers, retain existing customers or expand existing subscriptions and usage-based minimum commitments, strategic focus on operating efficiencies and margin improvements, changing technology, a decrease in the growth of our overall market, our failure, for any reason, to continue to take advantage of growth opportunities, or our failure to adapt and respond to inflationary factors affecting our business or future economic recessions. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Quarterly Report. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Macroeconomic uncertainty, unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflict between Russia and Ukraine, reductions in information technology spending, or inflation, have impacted, and may continue to impact our ability to grow our business and negatively affect our results of operations.

Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including rising interest rates, bank failures, international trade relations, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and may continue to experience longer sales cycles for new customers and existing customer expansions, reduced contract sizes or generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or other period when IT budgets are growing at a slower rate or contracting growth, these customer dynamics may be exacerbated. These customer dynamics have had and may continue to have negative impacts on our revenue, business, and results of operations and have resulted and may in the future result in strategic changes in our focus on growth versus operating efficiency, margin improvements, and profitability. For example, we recently adjusted our cost structure and reduced our overall headcount. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 61% and 73% of our subscription revenue for the years ended December 31, 2022 and 2021, respectively and 54% and 66% of our subscription revenue for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

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

We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.

Our results of operations and key metrics, including RPO, ARR, NRR and customers with $100,000 or greater in ARR, have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and period-over-period comparisons of our operating results and key metrics may not be meaningful or accurately measure our business. In addition to the other risks described herein, factors that may affect our results of operations include the following:

•
changes in our revenue mix as Confluent Cloud’s contribution to subscription revenue increases over time, and related changes in revenue recognition;
•
changes in actual and anticipated growth rates of our revenue, customers, and key operating metrics, including due to changes in methodology for calculating certain of our key operating metrics;
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

The calculation methodology of our key metrics, including adjustments in methodologies from time to time, may also result in fluctuations in period-over-period results that may not be indicative of our long-term performance or that result in differing interpretations of trends in our business. For example, commencing with the first quarter of 2023, we began calculating ARR with respect to Confluent Cloud customers by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, which impacted our methodology for NRR and customers over $100,000 in ARR as well. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Business Metrics.” While we believe this change in ARR methodology better aligns with how our management assesses ARR internally and better reflects actual customer behavior, it assumes Confluent Cloud consumption trends over 12-month periods based on three months of actual consumption, which does not account for future fluctuations and unpredictability in consumption rates or reflect trends in the growth or contraction of subscriptions over time. Further, we have experienced fluctuations in NRR and, as Confluent Cloud’s contribution to our revenue continues to increase, we may continue to experience increased volatility in NRR as our customers’ consumption trends may vary significantly across quarters for various reasons, including due to uncertainty in expected consumption ramp of a customer as well as factors outside our control such as macroeconomic uncertainty and its effects on customers’ IT spending and customers’ organizational and business changes. As a result, our short-term NRR trends may be less indicative of longer-term timing and pace of Confluent Cloud customer expansion.

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

The COVID-19 pandemic has caused disruptions to our business operations, and could have an adverse impact on our business and operations in the future. The extent of the impact of the COVID-19 pandemic on our customers and our customers’ evolving response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results. Our results of operations could be below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

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

As of March 31, 2023 and December 31, 2022, we had 1,075 customers and 1,015 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including due to the risks described in this Quarterly Report. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

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

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and certain other key employees are generally employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 40% and 38% of our revenue for the three months ended March 31, 2023, and the year ended December 31, 2022, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2023, approximately 39% of our full-time employees were located outside of the United States, with 9% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract costs, and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

We are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The process of compiling the system and process documentation necessary to perform the evaluation required under Section 404 is costly and challenging. We have established an internal audit group, and as we continue to grow, we may hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2023, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 85.3% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 8.9% of our outstanding classes of common stock as a whole, but controls approximately 20.2% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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

FTSE Russell does not allow most newly public companies utilizing dual or multi-class capital structures to be included in its indices, including the Russell 2000. Also, in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price, volume, and liquidity of our Class A common stock could be adversely affected.

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
•
changes in the anticipated future size and growth rate of our market; and
•
general political, social, economic and market conditions, in both domestic and our foreign markets, including effects of increased interest rates, inflationary pressures, bank failures and macroeconomic uncertainty and challenges; and
•
actual or perceived risk of economic recession.

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

In addition, as of March 31, 2023, up to 42,375,009 shares of our Class B common stock and up to 26,050,406 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 47,989,730 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, certain of our employees may elect to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Amendments to Bylaws

On April 28, 2023, our board of directors approved amendments to our amended and restated bylaws, which became effective the same day. Among other things, the amendments:

•
update the advance notice provisions that apply where a stockholder intends to propose a director nomination or other business at a stockholder meeting, including to address newly adopted Rule 14a-19 of the Exchange Act (“Rule 14a-19”), by requiring:
•
any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than our nominees in accordance with Rule 14a-19 and to provide reasonable evidence that certain requirements of such rule have been satisfied;
•
the nomination of each proposed director nominee other than our nominees be disregarded (notwithstanding that the nominee is included as a nominee in our proxy statement, notice of meeting or other proxy materials for any stockholder meeting (or any supplement thereto) and notwithstanding that proxies or votes in respect of the election of such proposed nominees may have been received by us (which proxies and votes shall be disregarded)) if, after a stockholder provides notice pursuant to Rule 14a-19, such stockholder subsequently fails to comply with the requirements of Rule 14a-19 or fails to timely provide reasonable evidence that certain requirements of such rule have been satisfied;
•
that the number of nominees a stockholder may nominate for election at a stockholder meeting may not exceed the number of directors to be elected at such meeting;
•
certain representations with respect to a proposed nominee regarding the absence of certain voting commitments, disclosure of compensation for service and compliance with our corporate governance and other policies, and intent to serve the entire term; and
•
additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies.
•
require that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by our board of directors; and
•
make certain other technical, modernizing and clarifying changes.

The foregoing description is a summary and is qualified in its entirety by reference to the full text of our amended and restated bylaws, a copy of which is attached as Exhibit 3.2 hereto and is incorporated by reference herein.

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

Date:	May 3, 2023

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steffan Tomlinson
Name:	Steffan Tomlinson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Ying Christina Liu
Name:	Ying Christina Liu
Title:	Chief Accounting Officer (Principal Accounting Officer)