Form 10-Q
period 2023-06-30
Confluent, Inc.
filed 2023-08-02
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 26, 2023, there were 211,915,403 shares of the registrant’s Class A common stock and 90,506,212 shares of the registrant's Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$312,643	$435,781
Marketable securities	1,534,912	1,491,044
Accounts receivable, net	188,705	178,188
Deferred contract acquisition costs	39,180	35,883
Prepaid expenses and other current assets	64,218	57,229
Total current assets	2,139,658	2,198,125
Property and equipment, net	43,599	29,089
Operating lease right-of-use assets	11,870	29,478
Goodwill and intangible assets, net	45,814	-
Deferred contract acquisition costs, non-current	67,533	68,401
Other assets, non-current	19,166	19,756
Total assets	$2,327,640	$2,344,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,459	$21,439
Accrued expenses and other liabilities	112,495	105,331
Operating lease liabilities	7,618	7,375
Deferred revenue	300,786	290,185
Total current liabilities	423,358	424,330
Operating lease liabilities, non-current	21,394	25,136
Deferred revenue, non-current	27,187	32,644
Convertible senior notes, net	1,086,389	1,084,500
Other liabilities, non-current	7,926	8,762
Total liabilities	1,566,254	1,575,372
Commitments and contingencies (Note 9)

	June 30, 2023	December 31, 2022
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 210,903,270 and 172,483,134 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 90,774,951 and 116,901,046 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	2,228,574	1,980,335
Accumulated other comprehensive loss	(9,806)	(9,456)
Accumulated deficit	(1,457,385)	(1,201,405)
Total stockholders’ equity	761,386	769,477
Total liabilities and stockholders’ equity	$2,327,640	$2,344,849

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	$176,488	$127,018	$337,055	$240,938
Services	12,797	12,389	26,532	24,608
Total revenue	189,285	139,407	363,587	265,546
Cost of revenue:
Subscription	44,188	35,608	87,093	69,211
Services	13,732	13,901	28,971	26,075
Total cost of revenue	57,920	49,509	116,064	95,286
Gross profit	131,365	89,898	247,523	170,260
Operating expenses:
Research and development	85,677	64,472	170,567	122,133
Sales and marketing	127,770	112,754	256,394	219,456
General and administrative	36,343	29,979	71,698	57,460
Restructuring and other related charges	943	-	34,325	-
Total operating expenses	250,733	207,205	532,984	399,049
Operating loss	(119,368)	(117,307)	(285,461)	(228,789)
Other income, net	17,610	1,186	32,795	370
Loss before income taxes	(101,758)	(116,121)	(252,666)	(228,419)
Provision for income taxes	1,667	1,510	3,314	2,199
Net loss	$(103,425)	$(117,631)	$(255,980)	$(230,618)
Net loss per share, basic and diluted	$(0.35)	$(0.42)	$(0.87)	$(0.84)
Weighted-average shares used to compute net loss per share, basic and diluted	297,827,200	278,268,980	294,862,197	275,593,362

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(103,425)	$(117,631)	$(255,980)	$(230,618)
Other comprehensive loss, net of tax:
Net unrealized loss on marketable securities	(5,574)	(4,005)	(1,415)	(8,717)
Net unrealized gain on derivative instruments	222	-	1,065	-
Other comprehensive loss, net of tax	(5,352)	(4,005)	(350)	(8,717)
Total comprehensive loss	$(108,777)	$(121,636)	$(256,330)	$(239,335)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of April 1, 2023	295,378,610	$3	$2,103,262	$(4,454)	$(1,353,960)	$744,851
Vesting of early exercised options	-	-	629	-	-	629
Issuance of common stock upon exercise of vested options	3,645,882	-	26,714	-	-	26,714
Vesting of restricted stock units	2,653,729	-	-	-	-	-
Stock-based compensation	-	-	97,969	-	-	97,969
Other comprehensive loss, net of tax	-	-	-	(5,352)	-	(5,352)
Net loss	-	-	-	-	(103,425)	(103,425)
Balances as of June 30, 2023	301,678,221	$3	$2,228,574	$(9,806)	$(1,457,385)	$761,386

	Three Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of April 1, 2022	278,036,762	$3	$1,703,449	$(5,542)	$(861,841)	$836,069
Issuance of common stock upon early exercise of unvested options	14,584	-	-	-	-	-
Repurchases of unvested options	(121,867)	-	-	-	-	-
Vesting of early exercised options	-	-	3,093	-	-	3,093
Issuance of common stock upon exercise of vested options	2,610,173	-	8,634	-	-	8,634
Vesting of restricted stock units	873,994	-	-	-	-	-
Stock-based compensation	-	-	70,464	-	-	70,464
Other comprehensive loss, net of tax	-	-	-	(4,005)	-	(4,005)
Net loss	-	-	-	-	(117,631)	(117,631)
Balances as of June 30, 2022	281,413,646	$3	$1,785,640	$(9,547)	$(979,472)	$796,624

	Six Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2023	289,384,180	$3	$1,980,335	$(9,456)	$(1,201,405)	$769,477
Repurchases of unvested options	(30,828)	-	-	-	-	-
Vesting of early exercised options	-	-	1,904	-	-	1,904
Issuance of common stock upon exercise of vested options	7,241,647	-	47,983	-	-	47,983
Vesting of restricted stock units	4,368,636	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	714,586	-	17,172	-	-	17,172
Stock-based compensation	-	-	181,180	-	-	181,180
Other comprehensive loss, net of tax	-	-	-	(350)	-	(350)
Net loss	-	-	-	-	(255,980)	(255,980)
Balances as of June 30, 2023	301,678,221	$3	$2,228,574	$(9,806)	$(1,457,385)	$761,386

	Six Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2022	271,801,882	$3	$1,599,962	$(830)	$(748,854)	$850,281
Issuance of common stock upon early exercise of unvested options	59,185	-	-	-	-	-
Repurchases of unvested options	(130,845)	-	-	-	-	-
Vesting of early exercised options	-	-	8,794	-	-	8,794
Issuance of common stock upon exercise of vested options	7,636,738	-	25,039	-	-	25,039
Vesting of restricted stock units	1,311,869	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	734,817	-	22,485	-	-	22,485
Stock-based compensation	-	-	129,360	-	-	129,360
Other comprehensive loss, net of tax	-	-	-	(8,717)	-	(8,717)
Net loss	-	-	-	-	(230,618)	(230,618)
Balances as of June 30, 2022	281,413,646	$3	$1,785,640	$(9,547)	$(979,472)	$796,624

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(255,980)	$(230,618)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,378	3,060
Net (accretion) amortization of (discounts) premiums on marketable securities	(19,721)	236
Amortization of debt issuance costs	1,889	1,883
Amortization of deferred contract acquisition costs	21,537	17,395
Non-cash operating lease costs	2,184	4,475
Lease abandonment charges	15,667	-
Stock-based compensation, net of amounts capitalized	171,448	126,235
Deferred income taxes	10	26
Other	851	559
Changes in operating assets and liabilities, net of effects of a business combination:
Accounts receivable	(11,293)	(12,462)
Deferred contract acquisition costs	(23,966)	(22,723)
Prepaid expenses and other assets	(6,057)	(20,121)
Accounts payable	(18,720)	7,452
Accrued expenses and other liabilities	7,552	1,756
Operating lease liabilities	(3,754)	(4,910)
Deferred revenue	5,143	39,254
Net cash used in operating activities	(106,832)	(88,503)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(9,886)	(4,765)
Purchases of marketable securities	(999,764)	(1,167,362)
Maturities of marketable securities	975,383	370,659
Purchases of property and equipment	(1,355)	(2,071)
Cash paid for a business combination, net of cash acquired	(45,802)	-
Net cash used in investing activities	(81,424)	(803,539)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	48,272	24,383
Proceeds from issuance of common stock upon early exercise of unvested options	-	416
Repurchases of unvested options	(223)	(695)
Payments of debt issuance costs for convertible senior notes	-	(786)
Proceeds from issuance of common stock under employee stock purchase plan	17,172	22,485
Net cash provided by financing activities	65,221	45,803
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(103)	(26)
Net decrease in cash, cash equivalents, and restricted cash	(123,138)	(846,265)
Cash, cash equivalents, and restricted cash at beginning of period	435,781	1,376,682
Cash, cash equivalents, and restricted cash at end of period	$312,643	$530,417

	Six Months Ended June 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown above:
Cash and cash equivalents	$312,643	$529,667
Restricted cash included in other assets, current	-	750
Total cash, cash equivalents, and restricted cash	$312,643	$530,417
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$3,979	$2,225
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$9,732	$3,125
Vesting of early exercised stock options	$1,904	$8,794

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The Company bases its estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions about future events and their effects, including the impact of global macroeconomic conditions, cannot be determined with certainty and therefore require the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

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

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment, operating lease right-of-use assets, and acquired intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the undiscounted future cash flows the assets are expected to generate. If the carrying amount exceeds the undiscounted future cash flows, the carrying amount of such assets is reduced to fair value. There were no impairment charges related to long-lived assets during the three and six months ended June 30, 2023 and 2022.

Goodwill is not amortized but rather tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. There were no goodwill impairment charges during the three and six months ended June 30, 2023.

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

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$924,413	$28	$(4,706)	$919,735
U.S. agency obligations	412,422	-	(3,891)	408,531
Corporate notes and bonds	170,102	1	(1,693)	168,410
Commercial paper	38,290	1	(55)	38,236
Total marketable securities	$1,545,227	$30	$(10,345)	$1,534,912

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$1,033,587	$68	$(4,072)	$1,029,583
U.S. agency obligations	273,804	17	(3,570)	270,251
Corporate notes and bonds	160,208	9	(2,375)	157,842
Commercial paper	33,526	-	(158)	33,368
Total marketable securities	$1,501,125	$94	$(10,175)	$1,491,044

The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$786,455	$(3,844)	$51,480	$(862)	$837,935	$(4,706)
U.S. agency obligations	353,803	(2,960)	52,728	(931)	406,531	(3,891)
Corporate notes and bonds	108,503	(1,174)	58,505	(519)	167,008	(1,693)
Commercial paper	20,286	(55)	-	-	20,286	(55)
Total	$1,269,047	$(8,033)	$162,713	$(2,312)	$1,431,760	$(10,345)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$566,093	$(2,892)	$167,817	$(1,180)	$733,910	$(4,072)
U.S. agency obligations	201,846	(2,014)	51,595	(1,556)	253,441	(3,570)
Corporate notes and bonds	90,287	(1,259)	65,579	(1,116)	155,866	(2,375)
Commercial paper	33,368	(158)	-	-	33,368	(158)
Total	$891,594	$(6,323)	$284,991	$(3,852)	$1,176,585	$(10,175)

The Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of June 30, 2023 and 2022. Realized gains and losses were not material for the three and six months ended June 30, 2023 and 2022.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Due within one year	$1,121,569	$1,115,659
Due after one year through five years	423,658	419,253
Total	$1,545,227	$1,534,912

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$246,569	$-	$246,569
Commercial paper	-	4,964	4,964
Marketable securities:
U.S. treasury securities	-	919,735	919,735
U.S. agency obligations	-	408,531	408,531
Corporate notes and bonds	-	168,410	168,410
Commercial paper	-	38,236	38,236
Derivative instruments:
Foreign currency forward contracts	-	2,032	2,032
Total assets	$246,569	$1,541,908	$1,788,477
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$605	$605
Total liabilities	$-	$605	$605

	December 31, 2022
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$367,699	$-	$367,699
U.S. treasury securities	-	12,971	12,971
U.S. agency obligations	-	2,000	2,000
Marketable securities:
U.S. treasury securities	-	1,029,583	1,029,583
U.S. agency obligations	-	270,251	270,251
Corporate notes and bonds	-	157,842	157,842
Commercial paper	-	33,368	33,368
Derivative instruments:
Foreign currency forward contracts	-	672	672
Total assets	$367,699	$1,506,687	$1,874,386
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$19	$19
Total liabilities	$-	$19	$19

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $913.2 million and $837.3 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8 for further information on the Company’s convertible senior notes.

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

The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	June 30, 2023	December 31, 2022
Foreign currency forward contracts designated as hedging instruments	$60,517	$96,097
Foreign currency forward contracts not designated as hedging instruments	86,645	-
Total derivative instruments	$147,162	$96,097

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

	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$819	$672
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	1,213	-
Total derivative assets		$2,032	$672
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$279	$19
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	326	-
Total derivative liabilities		$605	$19

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Beginning balance	$1,024	$653
Net gain recognized in other comprehensive income	222	1,065
Net gain reclassified from AOCI to earnings	(706)	(1,178)
Ending balance	$540	$540

As of June 30, 2023, net unrealized gains included in the balance of accumulated other comprehensive loss related to foreign currency forward contracts designated as hedging instruments was $0.5 million, all of which the Company expects to reclassify from accumulated other comprehensive loss into earnings over the next 12 months.

The following table summarizes the effect of foreign currency forward contracts on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Cost of revenue - subscription	$89	$-	$133	$-
Cost of revenue - services	60	-	108	-
Research and development	140	-	199	-
Sales and marketing	318	-	581	-
General and administrative	99	-	157	-
Other income, net	-	11	-	87
Total gains recognized in earnings	$706	$11	$1,178	$87

6. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	June 30, 2023	December 31, 2022
Computers, equipment, and software	$9,862	$8,794
Furniture and fixtures	903	977
Leasehold improvements	380	458
Capitalized internal-use software costs	32,725	25,639
Construction in progress	17,935	5,404
Property and equipment, at cost	$61,805	$41,272
Less: Accumulated depreciation and amortization	(18,206)	(12,183)
Property and equipment, net	$43,599	$29,089

Depreciation and amortization expense was $3.2 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and $6.2 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$47,353	$27,799
Accrued expenses	16,266	16,798
Accrued payroll taxes	12,314	10,349
Employee contributions under employee stock purchase plan	11,233	15,283
Accrued commissions	9,354	18,058
Other liabilities	15,975	17,044
Total accrued expenses and other liabilities	$112,495	$105,331

7. Business Combination, Goodwill, and Intangible Assets

Business Combination

In January 2023, the Company acquired all outstanding shares of immerok GmbH (“Immerok”), an Apache Flink stream processing managed services company, for purchase consideration of $54.9 million in cash. The Company acquired Immerok primarily for its talent and developed technology. The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company will pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. During the three and six months ended June 30, 2023, the Company recognized compensation expense of $4.3 million and $8.7 million, respectively, related to the holdback agreements.

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

Transaction costs associated with the acquisition incurred during the three and six months ended June 30, 2023 were not material and were recorded as general and administrative expenses in the condensed consolidated statements of operations. The results of operations of Immerok included in the Company’s condensed consolidated financial statements since the date of acquisition were not material. Pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

Goodwill

Goodwill as of June 30, 2023 was $43.5 million. No goodwill was recorded as of December 31, 2022.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2023
	Gross	Accumulated Amortization	Net
Developed technology	$2,556	$(240)	$2,316
Total	$2,556	$(240)	$2,316

Amortization expense was not material for the three and six months ended June 30, 2023.

As of June 30, 2023, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$258
2024	513
2025	511
2026	511
2027	511
Thereafter	12
Total	$2,316

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

During the three months ended June 30, 2023, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other (income) expense, net on the condensed consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs was $1.0 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $1.9 million for both the six months ended June 30, 2023 and 2022.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(13,611)	(15,500)
Net carrying amount	$1,086,389	$1,084,500

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

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of June 30, 2023 and December 31, 2022.

In addition, the Company subleased certain floors of its unoccupied office space that expired at various dates in 2022. Sublease income was recorded as a reduction of lease expense and was not material for the three and six months ended June 30, 2022.

During the six months ended June 30, 2023, the Company ceased use of certain leased office space. The Company accelerated amortization of the related operating lease right-of-use assets and recognized $15.7 million of lease abandonment charges within restructuring and other related charges in the condensed consolidated statements of operations. See Note 12 for further information on the Company’s restructuring actions.

Purchase Obligations

During the six months ended June 30, 2023, the Company entered into an amended third-party infrastructure agreement that includes a non-cancelable commitment of $140.0 million payable over the next five years through June 2028. There were no other material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of June 30, 2023 and December 31, 2022, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of June 30, 2023 and December 31, 2022, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three and six months ended June 30, 2023 and 2022 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of June 30, 2023 and December 31, 2022, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

10. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Geographic markets:
United States	$113,910	60%	$87,556	63%	$217,852	60%	$166,548	63%
International	75,375	40%	51,851	37%	145,735	40%	98,998	37%
Total revenue	$189,285	100%	$139,407	100%	$363,587	100%	$265,546	100%
Subscriptions and services:
Confluent Platform - License	$20,544	11%	$19,568	14%	$39,532	11%	$38,515	15%
Confluent Platform - PCS(1)	72,366	38%	60,470	43%	140,307	39%	116,530	44%
Confluent Cloud	83,578	44%	46,980	34%	157,216	43%	85,893	32%
Subscription	176,488	93%	127,018	91%	337,055	93%	240,938	91%
Services	12,797	7%	12,389	9%	26,532	7%	24,608	9%
Total revenue	$189,285	100%	$139,407	100%	$363,587	100%	$265,546	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of June 30, 2023, the Company’s RPO was $791.4 million, approximately 65% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months.

Deferred Revenue

Deferred revenue, including current and non-current balances as of June 30, 2023 and December 31, 2022 was $328.0 million and $322.8 million, respectively. For the six months ended June 30, 2023 and 2022, revenue recognized from deferred revenue at the beginning of the year was $199.9 million and $152.7 million, respectively.

Accounts Receivable, Net

The unbilled receivables balance included in accounts receivable, net on the condensed consolidated balance sheets was $54.5 million and $51.3 million as of June 30, 2023 and December 31, 2022, respectively.

The Company’s allowance for expected credit losses was not material as of June 30, 2023 and December 31, 2022. Additions to and write-offs against the allowance for expected credit losses were not material for the three and six months ended June 30, 2023 and 2022.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$104,284	$78,824
Capitalization of contract acquisition costs	23,966	22,723
Amortization of deferred contract acquisition costs	(21,537)	(17,395)
Ending balance	$106,713	$84,152

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	June 30, 2023	December 31, 2022
2014 Stock Plan:
Options outstanding	36,444,774	45,276,579
Restricted stock units outstanding	1,479,976	2,224,138
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	23,828,489	17,729,318
Remaining shares available for future issuance	39,666,627	33,300,077
2021 Employee Stock Purchase Plan	8,673,168	6,493,913
Total	110,115,534	105,046,525

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

The 2021 ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first trading day of a new purchase period is lower than the fair market value on the offering date, that offering period will terminate and participants will be automatically enrolled in a new 12-month offering period. In February 2023, an ESPP rollover occurred because the Company’s closing stock price on the first trade date of the new purchase period was below the closing stock price on the offering date. This triggered a new 12-month offering period and resulted in immaterial incremental stock-based compensation expense to be recognized over the remaining requisite service period.

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2023	33,300,077	45,299,079	$7.76	6.99	$657,307
Increase in authorized shares	14,469,209	-	$-
Stock options exercised	-	(7,241,647)	$6.63
Stock options forfeited or expired	1,590,158	(1,590,158)	$12.26
Repurchases of unvested common stock	30,828	-	$-
RSUs granted	(12,019,143)	-	$-
RSUs forfeited or cancelled	2,295,498	-	$-
Balance as of June 30, 2023	39,666,627	36,467,274	$7.78	6.58	$1,004,232
Vested as of June 30, 2023		25,354,766	$6.44	6.33	$732,274
Vested and expected to vest as of June 30, 2023		36,467,274	$7.78	6.58	$1,004,232

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $144.7 million and $284.4 million for the six months ended June 30, 2023 and 2022, respectively. No options were granted during the six months ended June 30, 2023 and 2022.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of June 30, 2023 and December 31, 2022, there were 284,550 and 578,119 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities within accrued expenses and other liabilities and other liabilities, non-current on the condensed consolidated balance sheets until the options vest, at which point they are reclassified to equity. As of June 30, 2023 and December 31, 2022, the liabilities for early exercised options subject to repurchase were $2.3 million and $4.0 million, respectively.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

RSUs

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2023	19,953,456	$33.18
RSUs granted	12,019,143	$23.96
RSUs vested	(4,368,636)	$30.51
RSUs forfeited or cancelled	(2,295,498)	$33.52
Unvested balance as of June 30, 2023	25,308,465	$29.23

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue - subscription	$6,914	$6,018	$13,242	$11,331
Cost of revenue - services	3,125	2,328	5,902	4,190
Research and development	35,420	25,337	65,435	45,422
Sales and marketing	32,889	24,746	61,376	45,808
General and administrative	13,811	10,437	25,493	19,484
Stock-based compensation, net of amounts capitalized	$92,159	$68,866	$171,448	$126,235
Capitalized stock-based compensation	5,810	1,598	9,732	3,125
Total stock-based compensation	$97,969	$70,464	$181,180	$129,360

As of June 30, 2023, there was $779.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.3 years.

12. Restructuring and Other Related Charges

In January 2023, the Company approved restructuring actions (the “Restructuring Plan”) to adjust its cost structure and real estate footprint. The Restructuring Plan includes a reduction of approximately 8% of the Company’s global workforce as of December 31, 2022. During the three and six months ended June 30, 2023, the Company recorded restructuring and other related charges of $0.9 million and $34.3 million, respectively, consisting of $0.9 million and $18.7 million related to employee transition and severance payments, employee benefits, and related facilitation costs, respectively, and nil and $15.7 million of lease abandonment charges, respectively. The Restructuring Plan was substantially completed as of June 30, 2023.

The following table summarizes the Company’s liability for restructuring-related employee termination benefits included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

Employee Termination Benefits
Balance as of January 1, 2023	$-
Restructuring charges	18,658
Cash payments	(16,756)
Balance as of June 30, 2023	$1,902

13. Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date loss or income for includable jurisdictions before income taxes from recurring operations and adjusting for discrete tax items arising in that interim period.

The Company’s provision for income taxes was $1.7 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $3.3 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively, primarily due to foreign and state income taxes. The Company provides a valuation allowance on its U.S. and U.K. deferred tax assets.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Class A and Class B Common Stock		Class A and Class B Common Stock
Numerator:
Net loss	$(103,425)	$(117,631)	$(255,980)	$(230,618)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	297,827,200	278,268,980	294,862,197	275,593,362
Net loss per share, basic and diluted	$(0.35)	$(0.42)	$(0.87)	$(0.84)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	June 30, 2023	June 30, 2022
Stock options	36,467,274	51,921,878
Unvested early exercised stock options	284,550	1,079,122
RSUs	25,308,465	17,167,218
ESPP	1,553,885	758,398
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960
Total	74,607,134	81,919,576

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

We are focused on the acquisition of new customers and expanding within our current customers. Our go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a minimum commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 4,830 and 4,120 customers as of June 30, 2023 and June 30, 2022, respectively, representing year-over-year growth of 17%. We have experienced significant growth, with revenue of $189.3 million and $139.4 million for the three months ended June 30, 2023 and 2022, respectively, representing year-over-year growth of 36%, and revenue of $363.6 million and $265.5 million for the six months ended June 30, 2023 and 2022, respectively, representing year-over-year growth of 37%.

Business and Macroeconomic Conditions

Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions, including higher inflation, higher interest rates, bank failures and related uncertainty, supply chain challenges, fluctuations or volatility in capital markets or foreign currency exchange rates, and geopolitical events such as the ongoing conflict between Russia and Ukraine. In particular, we have experienced in certain instances, and we believe we will continue to experience, longer sales cycles or generally increased scrutiny on IT spending from existing and potential customers due to macroeconomic uncertainty. We cannot be certain how long these uncertain macroeconomic conditions and the resulting effects on our industry, our business strategy, and customers will persist. To navigate the current economic environment and its effects, we have taken actions to streamline our operating expenses by adjusting our cost structure and real estate footprint, including a workforce reduction in January 2023, while prudently investing in growth.

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

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer customers a free cloud trial and a pay-as-you-go arrangement to encourage adoption and usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our subscription revenue to increase over time. Our Confluent Cloud revenue represented 44% and 34% of our total revenue for the three months ended June 30, 2023 and 2022, respectively, and 43% and 32% for the six months ended June 30, 2023 and 2022, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations may fluctuate from period to period due to varying patterns of customer consumption and adoption trends.

Growing Our Customer Base

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and created more self-serve opportunities, we have significantly broadened our reach of customers and are able to attract a greater array of customers. This is evidenced by our significant increase in customer count in recent years, driven by Confluent Cloud customers. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities, the impact of marketing efforts to enhance our brand and educate potential customers about the benefits of our offering compared to alternatives for data in motion, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, and competitive dynamics in our target markets. We had approximately 4,830 and 4,120 customers as of June 30, 2023 and June 30, 2022, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers.

Retaining and Expanding Revenue from Existing Customers

Our business model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe we have significant opportunities to increase our revenue as customers expand their use of our offering in connection with migrating more data to the public cloud, identifying new use cases, and realizing the benefits of data in motion. Our ability to retain and expand revenue from existing customers, including through increased consumption of our offering and contractual commitments, will depend on a number of factors, including market acceptance of our offering compared to data-in-motion alternatives, such as Apache Kafka, customer satisfaction with our subscriptions and services, competition, pricing, economic conditions, and overall changes in our customers’ spending levels, including effects on consumption growth rates, among other things.

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

RPO as a metric is not necessarily indicative of future revenue growth because it does not account for the actual timing of customers’ consumption or future expansion. RPO may also fluctuate due to a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amount of customer contracts. Due to these factors, it is important to review RPO in conjunction with revenue and other financial measures disclosed elsewhere in this Quarterly Report on Form 10-Q. Our RPO was $791.4 million and $591.3 million as of June 30, 2023 and 2022, respectively.

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as (1) with respect to Confluent Platform customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,144 and 862 customers with $100,000 or greater in ARR as of June 30, 2023 and 2022, respectively.

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

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was over 130% as of June 30, 2023, demonstrating our ability to expand within existing customers. However, our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends may vary significantly across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. The substantial majority of our revenue from Confluent Cloud for the three and six months ended June 30, 2023 and 2022 was based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

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

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with customer support and maintenance, third-party cloud infrastructure costs, amortization of internal-use software and acquired intangible assets, and allocated overhead costs for information technology, facilities, recruiting, and business systems. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring and other related charges. Personnel-related costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for information technology, facilities, recruiting, and business systems.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Subscription	$176,488	$127,018	$337,055	$240,938
Services	12,797	12,389	26,532	24,608
Total revenue	189,285	139,407	363,587	265,546
Cost of revenue:
Subscription(1)(2)	44,188	35,608	87,093	69,211
Services(1)(2)	13,732	13,901	28,971	26,075
Total cost of revenue	57,920	49,509	116,064	95,286
Gross profit	131,365	89,898	247,523	170,260
Operating expenses:
Research and development(1)(2)	85,677	64,472	170,567	122,133
Sales and marketing(1)(2)	127,770	112,754	256,394	219,456
General and administrative(1)(2)	36,343	29,979	71,698	57,460
Restructuring and other related charges	943	-	34,325	-
Total operating expenses	250,733	207,205	532,984	399,049
Operating loss	(119,368)	(117,307)	(285,461)	(228,789)
Other income, net	17,610	1,186	32,795	370
Loss before income taxes	(101,758)	(116,121)	(252,666)	(228,419)
Provision for income taxes	1,667	1,510	3,314	2,199
Net loss	$(103,425)	$(117,631)	$(255,980)	$(230,618)

__________________________________________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue - subscription	$6,914	$6,018	$13,242	$11,331
Cost of revenue - services	3,125	2,328	5,902	4,190
Research and development	35,420	25,337	65,435	45,422
Sales and marketing	32,889	24,746	61,376	45,808
General and administrative	13,811	10,437	25,493	19,484
Total stock-based compensation expense	$92,159	$68,866	$171,448	$126,235

(2) Includes employer taxes on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue - subscription	$265	$70	$586	$403
Cost of revenue - services	128	80	218	157
Research and development	1,306	342	2,975	1,381
Sales and marketing	1,488	1,048	2,571	1,728
General and administrative	412	130	912	440
Total employer taxes on employee stock transactions	$3,599	$1,670	$7,262	$4,109

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	93%	91%	93%	91%
Services	7	9	7	9
Total revenue	100	100	100	100
Cost of revenue:
Subscription	23	26	24	26
Services	7	10	8	10
Total cost of revenue	31	36	32	36
Gross profit	69	64	68	64
Operating expenses:
Research and development	45	46	47	46
Sales and marketing	68	81	71	83
General and administrative	19	22	20	22
Restructuring and other related charges	0	0	9	0
Total operating expenses	132	149	147	150
Operating loss	(63)	(84)	(79)	(86)
Other income, net	9	1	9	0
Loss before income taxes	(54)	(83)	(69)	(86)
Provision for income taxes	1	1	1	1
Net loss	(55)%	(84)%	(70)%	(87)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Subscription	$176,488	$127,018	$49,470	39%
Services	12,797	12,389	408	3%
Total revenue	$189,285	$139,407	$49,878	36%

Subscription revenue increased by $49.5 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to June 30, 2023. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 130% as of June 30, 2023. Confluent Platform and Confluent Cloud contributed 53% and 47% of our subscription revenue during the three months ended June 30, 2023, respectively, compared to 63% and 37% during the three months ended June 30, 2022, respectively.

Services revenue increased by $0.4 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$44,188	$35,608	$8,580	24%
Services	13,732	13,901	(169)	(1)%
Total cost of revenue	$57,920	$49,509	$8,411	17%
Gross profit	$131,365	$89,898	$41,467	46%

	Three Months Ended June 30,
	2023	2022
Gross margin
Subscription	75%	72%
Services	(7)%	(12)%
Total gross margin	69%	64%

Cost of subscription revenue increased by $8.6 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase of $4.8 million in third-party cloud infrastructure costs and an increase of $3.2 million in personnel-related costs and allocated overhead costs driven by increased headcount.

Cost of services revenue decreased by $0.2 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily due to a decrease of $1.5 million in costs for third-party contractors and partners who supplement our services delivery team, offset by an increase of $1.5 million in personnel-related costs and allocated overhead costs driven by increased headcount.

Our subscription gross margin increased primarily due to economies of scale resulting from increased efficiency and optimization of our infrastructure, offset by a change in our revenue mix toward Confluent Cloud which has a lower gross margin. Our services gross margin increased primarily due to an increase in services revenue and a decrease in costs for third-party contractors.

Research and Development

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$85,677	$64,472	$21,205	33%
Percentage of revenue	45%	46%

Research and development expenses increased by $21.2 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase of $15.9 million in personnel-related costs and allocated overhead costs and an increase of $3.8 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $10.1 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$127,770	$112,754	$15,016	13%
Percentage of revenue	68%	81%

Sales and marketing expenses increased by $15.0 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase of $13.7 million in personnel-related costs and allocated overhead costs and an increase of $2.1 million in amortization of deferred contract acquisition costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $8.1 million in stock-based compensation expense.

General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$36,343	$29,979	$6,364	21%
Percentage of revenue	19%	22%

General and administrative expenses increased by $6.4 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase of $5.9 million in personnel-related costs and allocated overhead costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $3.4 million in stock-based compensation expense.

Restructuring and Other Related Charges

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$943	$-	$943	100%
Percentage of revenue	0%	0%

Restructuring and other related charges increased by $0.9 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to our restructuring actions to adjust cost structure. See Note 12 to our condensed consolidated financial statements for further information.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net	$17,610	$1,186	$16,424	1385%

Other income, net increased by $16.4 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to higher yields on marketable securities.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Loss before income taxes	$(101,758)	$(116,121)	$14,363	(12)%
Provision for income taxes	1,667	1,510	157	10%
Effective tax rate	(1.6)%	(1.3)%

The provision for income taxes during the three months ended June 30, 2023 and 2022 were primarily driven by foreign and state income taxes.

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Subscription	$337,055	$240,938	$96,117	40%
Services	26,532	24,608	1,924	8%
Total revenue	$363,587	$265,546	$98,041	37%

Subscription revenue increased by $96.1 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the six months ended June 30, 2023. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of over 130% as of June 30, 2023. Confluent Platform and Confluent Cloud contributed 53% and 47% of our subscription revenue during the six months ended June 30, 2023, respectively, compared to 64% and 36% during the six months ended June 30, 2022, respectively.

Services revenue increased by $1.9 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$87,093	$69,211	$17,882	26%
Services	28,971	26,075	2,896	11%
Total cost of revenue	$116,064	$95,286	$20,778	22%
Gross profit	$247,523	$170,260	$77,263	45%

	Six Months Ended June 30,
	2023	2022
Gross margin
Subscription	74%	71%
Services	(9)%	(6)%
Total gross margin	68%	64%

Cost of subscription revenue increased by $17.9 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase of $10.0 million in third-party cloud infrastructure costs and an increase of $8.0 million in personnel-related costs and allocated overhead costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $1.9 million in stock-based compensation expense.

Cost of services revenue increased by $2.9 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase of $4.5 million in personnel-related costs and allocated overhead costs driven by increased headcount, offset by a decrease of $1.5 million in costs for third-party contractors and partners who supplement our services delivery team. The increase in personnel-related costs included an increase of $1.7 million in stock-based compensation expense.

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

Research and Development

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$170,567	$122,133	$48,434	40%
Percentage of revenue	47%	46%

Research and development expenses increased by $48.4 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase of $34.6 million in personnel-related costs and allocated overhead costs and an increase of $11.5 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $20.0 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$256,394	$219,456	$36,938	17%
Percentage of revenue	71%	83%

Sales and marketing expenses increased by $36.9 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase of $30.9 million in personnel-related costs and allocated overhead costs and an increase of $4.1 million in amortization of deferred contract acquisition costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $15.6 million in stock-based compensation expense.

General and Administrative

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$71,698	$57,460	$14,238	25%
Percentage of revenue	20%	22%

General and administrative expenses increased by $14.2 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase of $11.2 million in personnel-related costs and allocated overhead costs and an increase of $1.2 million in professional services fees. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $6.0 million in stock-based compensation expense.

Restructuring and Other Related Charges

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$34,325	$-	$34,325	100%
Percentage of revenue	9%	0%

Restructuring and other related charges increased by $34.3 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to our restructuring actions to adjust cost structure and real estate footprint. See Note 12 to our condensed consolidated financial statements for further information.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net	$32,795	$370	$32,425	8764%

Other income, net increased by $32.4 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher yields on marketable securities.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Loss before income taxes	$(252,666)	$(228,419)	$(24,247)	11%
Provision for income taxes	3,314	2,199	1,115	51%
Effective tax rate	(1.3)%	(1.0)%

The provision for income taxes during the six months ended June 30, 2023 and 2022 were primarily driven by foreign and state income taxes.

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

As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,847.6 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments primarily related to our office space.

We have generated significant operating losses and negative cash flows from operations. As of June 30, 2023, we had an accumulated deficit of $1,457.4 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(106,832)	$(88,503)
Net cash used in investing activities	$(81,424)	$(803,539)
Net cash provided by financing activities	$65,221	$45,803

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

Cash used in operating activities of $106.8 million for the six months ended June 30, 2023 primarily consisted of our net loss of $256.0 million, adjusted for non-cash charges of $200.2 million, and net cash outflows of $51.1 million from changes in our operating assets and liabilities, net of the effects of a business combination. Our non-cash charges included $171.4 million of stock-based compensation expense, net of amounts capitalized, $21.5 million of amortization of deferred contract acquisition costs, $15.7 million of lease abandonment charges, and $6.4 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by $19.7 million of net accretion of discounts and amortization of premiums on marketable securities. The main drivers of the changes in operating assets and liabilities, net of the effects of a business combination, were a $24.0 million increase in deferred contract acquisition costs due to our increased sales, an $18.7 million decrease in accounts payable due to timing of payments, and a $11.3 million increase in accounts receivable due to overall growth of our sales, partially offset by a $7.6 million increase in accrued expenses and other liabilities due to the timing of accruals and payments.

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

Cash Flows from Investing Activities

Cash used in investing activities of $81.4 million for the six months ended June 30, 2023 was primarily due to purchases of marketable securities of $999.8 million, cash paid for a business combination, net of cash acquired of $45.8 million, and capitalized internal-use software development costs of $9.9 million, partially offset by maturities of marketable securities of $975.4 million.

Cash used in investing activities of $803.5 million for the six months ended June 30, 2022 was primarily due to purchases of marketable securities of $1,167.4 million and capitalized internal-use software development costs of $4.8 million, partially offset by maturities of marketable securities of $370.7 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $65.2 million for the six months ended June 30, 2023 was primarily due to $48.3 million in proceeds from the issuance of common stock upon exercises of stock options and $17.2 million in proceeds from the issuance of common stock under our employee stock purchase plan.

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

Interest Rate Risk

As of June 30, 2023, we had $1,847.6 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of June 30, 2023.

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

Our revenue was $585.9 million, $387.9 million, and $236.6 million for the years ended December 31, 2022, 2021, and 2020, respectively and $363.6 million and $265.5 million for the six months ended June 30, 2023 and 2022, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offering, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated a net loss of $452.6 million, $342.8 million, and $229.8 million for the years ended December 31, 2022, 2021, and 2020, respectively and $256.0 million and $230.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $1,457.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers as well as shifts in priorities toward operating efficiencies and margin improvements. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our offering by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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

While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 61% and 73% of our subscription revenue for the years ended December 31, 2022 and 2021, respectively and 53% and 64% of our subscription revenue for the six months ended June 30, 2023 and 2022, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

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

Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their offerings to compete with our existing and new offering and platform capabilities. Additionally, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our offering. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their solutions at a lower price, which has resulted in, and may continue to result in, pricing pressures.

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

Our ability to attract new users and customers and increase revenue from existing customers depends in large part on our ability to enhance, improve, and differentiate our existing offering, increase adoption and usage of our offering, and introduce new offerings and capabilities. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. Because the market for our offerings is relatively new, it is difficult to predict customer adoption, increased customer usage and demand for our offering, the size and growth rate of this market, the entry of competitive products, or the success of existing competitive products. If we are unable to enhance our offering and keep pace with rapid technological change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently or more securely than our offering, our business, financial condition, and results of operations could be adversely affected.

To remain competitive, we need to continuously modify and enhance our offering to adapt to changes and innovation in existing and new technologies. We expect that we will need to continue to differentiate our data-in-motion platform capabilities, as well as expand and enhance our platform to support a variety of adjacent use cases. This development effort will require significant engineering, sales, and marketing resources. Any failure to effectively offer solutions for these adjacent use cases could reduce customer demand for our offering. Further, our offering must also integrate with a variety of network, hardware, mobile, cloud, and software platforms and technologies, and we need to continuously modify and enhance our offering to adapt to changes and innovation in these technologies. This development effort may require significant investment in engineering, support, marketing, and sales resources, all of which would affect our business and results of operations. Any failure of our offering to operate effectively with widely adopted, future data infrastructure platforms, applications, and technologies would reduce the demand for our offering. In addition, the landscape of data and infrastructure will be impacted by the adoption of artificial intelligence in ways that are currently unforeseeable and that could have significant risks and opportunities for our business. If we are unable to respond to evolving customer needs, requirements, or preferences in a cost-effective manner, our offering may become less marketable and less competitive or obsolete, and our business, financial condition, and results of operations could be adversely affected.

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

Additionally, certain functional areas of our workforce remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing, and other cybersecurity attacks, including those that are state-sponsored or politically motivated, and unauthorized access to or dissemination of sensitive, proprietary, or confidential information. Future acquisitions could also expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

Furthermore, European data privacy and security laws, including the EU GDPR and UK GDPR, generally restrict the transfer of personal information from the European Economic Area, or EEA, and the UK to countries that are not generally considered by some data protection authorities as providing an adequate level of data protection. Swiss laws contain similar data transfer restrictions. The European Commission recently released updated Standard Contractual Clauses and the EU-U.S. Data Privacy Framework, mechanisms to transfer personal information outside of the EEA, which impose additional obligations for cross-border data transfers. Although there are currently various mechanisms available to transfer data from Europe, such as the Standard Contractual Clauses, the EU-U.S. Data Privacy Framework, and the UK’s International Data Transfer Agreement/Addendum, the mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these mechanisms to lawfully transfer personal information to the United States. Countries outside of Europe have enacted or are considering similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of doing business. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased risk of regulatory actions, penalties, and data processing restrictions or bans. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the Standard Contractual Clauses was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal information to the United States. Evolving cross-border data transfer requirements may also result in reduced demand for our services and require us to increase our data processing capabilities and other operations in Europe at significant expense.

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

Our employees and personnel may use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal information in such technologies is subject to various data privacy and security laws and obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs and regulatory investigations and actions. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

As of June 30, 2023 and December 31, 2022, we had 1,144 customers and 1,015 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

We use third-party open source software in our offering, most significantly Apache Kafka and including Apache Flink, and we expect to continue to incorporate such open source software in our offering in the future. Many open source software licenses, including the Apache License, Version 2.0, state that any work of authorship licensed under it may be reproduced and distributed provided that certain conditions are met. However, we may be subject to suits by parties claiming ownership rights in what we believe to be permissively licensed open source software or claiming non-compliance with the applicable open source licensing terms. It is possible that a court would hold the Apache License, Version 2.0 to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that open source components of our offering may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of our offering.

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

We also regularly contribute source code under open source licenses and have made some of our own software available under open source or source-available licenses, and we include third-party open source software in our offering. Because the source code for any software we contribute to open source projects, including Apache Kafka and Apache Flink, or distribute under open source or source-available licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely, and we may be limited in our ability to prevent our competitors or others from using such contributed source code. While we have policies in place that govern such submissions, there is a risk that employees may submit proprietary source code or source code embodying our intellectual property, in either case, not intended to be distributed in such a manner, to such open source projects. In addition, the use of third-party open source software may expose us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may publicize vulnerabilities or otherwise make it easier for hackers and other third parties to determine how to compromise our platform or the systems of our customers who are running our offering. Any of the foregoing could be harmful to our business, results of operations or financial condition, and could help our competitors develop products and services that are similar to or better than ours.

Our offering has evolved from Apache Kafka, Apache Flink and other open source software, which are widely available, and therefore, we do not own the exclusive rights to the use of Apache Kafka, Apache Flink and other open source software, nor are we able to control the evolution, enhancement, and maintenance of Apache Kafka, Apache Flink and other open source software.

The technology underlying our offering has evolved from certain open source software, such as Apache Kafka and Apache Flink, and as a result we cannot exclude other companies from adopting and modifying certain common elements of our software and that of such open source software. With open source software, competitors can also develop competing products without the amount of overhead and lead time required for traditional proprietary software development. In addition, if competing products are also based on or compatible with Apache Kafka or Apache Flink, existing customers may also be able to easily transfer their applications to competing products. Competitors with greater resources than ours or members of the Apache Kafka or Apache Flink communities may create similar or superior offerings, or modify Apache Kafka or Apache Flink with different, superior features, and could make such products available to the public free of charge. Our competitors or members of the open source community may also develop a new open source project or a closed-source proprietary product that is similar to or superior to Apache Kafka or Apache Flink in terms of features or performance, in turn gaining popularity or replacing Apache Kafka as the new standard for data-in-motion technology among developers and other users. As a result, the future of Apache Kafka, Apache Flink and other open source software could change dramatically and such change in trajectory, use and acceptance in the marketplace and resulting competitive pressure could result in reductions in the prices we charge for our offering, loss of market share, and adversely affect our business operations and financial outlook. Additionally, the development and growth of our proprietary offering may result in the perception within the open source community of a diminution of our commitment to Apache Kafka, Apache Flink and other open source platforms. Such perceptions may negatively affect our reputation within the developer community, which may adversely affect market acceptance and future sales of our offering.

Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.

Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. We rely on a combination of trademarks, trade secrets, patents, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and develop and commercialize substantially identical products, services, or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, which may be exacerbated by the Restructuring Plan and any similar future actions. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, inflationary pressures, or stress over economic, geopolitical, or pandemic-related events such as those the global market is currently experiencing, may result in employee attrition. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Additionally, in order to retain our existing employees and manage potential attrition, including as a result of stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we have issued and may in the future issue additional equity awards, which could negatively impact our results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 40% and 38% of our revenue for the six months ended June 30, 2023, and the year ended December 31, 2022, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2023, approximately 40% of our full-time employees were located outside of the United States, with 8% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, including the Organization for Economic Cooperation and Development and the European Commission, have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue), which could apply to our business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services), which could apply to our business. Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements. Any of these outcomes could harm our financial position and results of operations.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2023, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 81.1% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 8.6% of our outstanding classes of common stock as a whole, but controls approximately 22.4% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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

In addition, as of June 30, 2023, up to 37,924,750 shares of our Class B common stock and up to 23,850,989 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 48,339,795 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, certain of our employees may elect to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	10-Q	001-40526	3.2	5-3-2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date:	August 2, 2023

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steffan Tomlinson
Name:	Steffan Tomlinson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Ying Christina Liu
Name:	Ying Christina Liu
Title:	Chief Accounting Officer (Principal Accounting Officer)