Form 10-Q
period 2023-09-30
Confluent, Inc.
filed 2023-11-01
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 25, 2023, there were 219,351,480 shares of the registrant’s Class A common stock and 88,523,598 shares of the registrant's Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
•
the effects of public health crises, such as the COVID-19 pandemic;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$317,043	$435,781
Marketable securities	1,555,749	1,491,044
Accounts receivable, net	183,206	178,188
Deferred contract acquisition costs	41,174	35,883
Prepaid expenses and other current assets	70,886	57,229
Total current assets	2,168,058	2,198,125
Property and equipment, net	47,950	29,089
Operating lease right-of-use assets	10,935	29,478
Goodwill and intangible assets, net	45,685	-
Deferred contract acquisition costs, non-current	69,224	68,401
Other assets, non-current	19,815	19,756
Total assets	$2,361,667	$2,344,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,993	$21,439
Accrued expenses and other liabilities	125,109	105,331
Operating lease liabilities	7,741	7,375
Deferred revenue	300,617	290,185
Total current liabilities	435,460	424,330
Operating lease liabilities, non-current	19,457	25,136
Deferred revenue, non-current	23,152	32,644
Convertible senior notes, net	1,087,350	1,084,500
Other liabilities, non-current	7,192	8,762
Total liabilities	1,572,611	1,575,372
Commitments and contingencies (Note 9)

	September 30, 2023	December 31, 2022
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 218,561,804 and 172,483,134 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 88,531,183 and 116,901,046 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	2,348,874	1,980,335
Accumulated other comprehensive loss	(9,766)	(9,456)
Accumulated deficit	(1,550,055)	(1,201,405)
Total stockholders’ equity	789,056	769,477
Total liabilities and stockholders’ equity	$2,361,667	$2,344,849

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription	$189,270	$138,730	$526,325	$379,668
Services	10,911	13,002	37,443	37,610
Total revenue	200,181	151,732	563,768	417,278
Cost of revenue:
Subscription	44,104	38,417	131,197	107,628
Services	12,445	14,763	41,416	40,838
Total cost of revenue	56,549	53,180	172,613	148,466
Gross profit	143,632	98,552	391,155	268,812
Operating expenses:
Research and development	91,237	70,099	261,804	192,232
Sales and marketing	128,624	114,312	385,018	333,768
General and administrative	31,874	33,041	103,572	90,501
Restructuring and other related charges	529	-	34,854	-
Total operating expenses	252,264	217,452	785,248	616,501
Operating loss	(108,632)	(118,900)	(394,093)	(347,689)
Other income, net	17,529	4,719	50,324	5,089
Loss before income taxes	(91,103)	(114,181)	(343,769)	(342,600)
Provision for income taxes	1,567	1,868	4,881	4,067
Net loss	$(92,670)	$(116,049)	$(348,650)	$(346,667)
Net loss per share, basic and diluted	$(0.30)	$(0.41)	$(1.17)	$(1.25)
Weighted-average shares used to compute net loss per share, basic and diluted	303,896,632	282,267,230	297,906,112	277,840,258

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(92,670)	$(116,049)	$(348,650)	$(346,667)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on marketable securities	2,041	(3,511)	1,804	(12,228)
Net unrealized loss on derivative instruments	(2,001)	-	(2,114)	-
Other comprehensive income (loss), net of tax	40	(3,511)	(310)	(12,228)
Total comprehensive loss	$(92,630)	$(119,560)	$(348,960)	$(358,895)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of July 1, 2023	301,678,221	$3	$2,228,574	$(9,806)	$(1,457,385)	$761,386
Repurchases of unvested common stock	(4,375)	-	-	-	-	-
Vesting of early exercised options	-	-	538	-	-	538
Issuance of common stock upon exercise of vested options	2,333,321	-	14,876	-	-	14,876
Vesting of restricted stock units	2,578,782	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	507,038	-	11,536	-	-	11,536
Stock-based compensation	-	-	93,350	-	-	93,350
Other comprehensive income, net of tax	-	-	-	40	-	40
Net loss	-	-	-	-	(92,670)	(92,670)
Balances as of September 30, 2023	307,092,987	$3	$2,348,874	$(9,766)	$(1,550,055)	$789,056

	Three Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of July 1, 2022	281,413,646	$3	$1,785,640	$(9,547)	$(979,472)	$796,624
Repurchases of unvested common stock	(4,462)	-	-	-	-	-
Vesting of early exercised options	-	-	1,468	-	-	1,468
Issuance of common stock upon exercise of vested options	1,947,284	-	9,287	-	-	9,287
Vesting of restricted stock units	1,328,020	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	651,863	-	18,454	-	-	18,454
Stock-based compensation	-	-	77,625	-	-	77,625
Other comprehensive loss, net of tax	-	-	-	(3,511)	-	(3,511)
Net loss	-	-	-	-	(116,049)	(116,049)
Balances as of September 30, 2022	285,336,351	$3	$1,892,474	$(13,058)	$(1,095,521)	$783,898

	Nine Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2023	289,384,180	$3	$1,980,335	$(9,456)	$(1,201,405)	$769,477
Repurchases of unvested common stock	(35,203)	-	-	-	-	-
Vesting of early exercised options	-	-	2,442	-	-	2,442
Issuance of common stock upon exercise of vested options	9,574,968	-	62,859	-	-	62,859
Vesting of restricted stock units	6,947,418	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	1,221,624	-	28,708	-	-	28,708
Stock-based compensation	-	-	274,530	-	-	274,530
Other comprehensive loss, net of tax	-	-	-	(310)	-	(310)
Net loss	-	-	-	-	(348,650)	(348,650)
Balances as of September 30, 2023	307,092,987	$3	$2,348,874	$(9,766)	$(1,550,055)	$789,056

	Nine Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2022	271,801,882	$3	$1,599,962	$(830)	$(748,854)	$850,281
Issuance of common stock upon early exercise of unvested options	59,185	-	-	-	-	-
Repurchases of unvested common stock	(135,307)	-	-	-	-	-
Vesting of early exercised options	-	-	10,262	-	-	10,262
Issuance of common stock upon exercise of vested options	9,584,022	-	34,326	-	-	34,326
Vesting of restricted stock units	2,639,889	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	1,386,680	-	40,939	-	-	40,939
Stock-based compensation	-	-	206,985	-	-	206,985
Other comprehensive loss, net of tax	-	-	-	(12,228)	-	(12,228)
Net loss	-	-	-	-	(346,667)	(346,667)
Balances as of September 30, 2022	285,336,351	$3	$1,892,474	$(13,058)	$(1,095,521)	$783,898

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(348,650)	$(346,667)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,987	5,135
Net accretion of discounts on marketable securities	(31,021)	(2,869)
Amortization of debt issuance costs	2,850	2,841
Amortization of deferred contract acquisition costs	33,460	27,053
Non-cash operating lease costs	3,118	6,617
Lease abandonment charges	15,667	-
Stock-based compensation, net of amounts capitalized	260,962	201,628
Deferred income taxes	25	46
Other	3,114	880
Changes in operating assets and liabilities, net of effects of a business combination:
Accounts receivable	(6,140)	(6,415)
Deferred contract acquisition costs	(39,573)	(42,077)
Prepaid expenses and other assets	(13,825)	(21,098)
Accounts payable	(19,208)	6,448
Accrued expenses and other liabilities	17,965	1,721
Operating lease liabilities	(5,562)	(6,939)
Deferred revenue	939	43,441
Net cash used in operating activities	(115,892)	(130,255)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(13,546)	(7,553)
Purchases of marketable securities	(1,235,588)	(1,523,248)
Maturities of marketable securities	1,203,711	717,659
Purchases of property and equipment	(1,718)	(3,115)
Cash paid for a business combination, net of cash acquired	(45,802)	-
Net cash used in investing activities	(92,943)	(816,257)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	62,945	34,132
Proceeds from issuance of common stock upon early exercise of unvested options	-	416
Repurchases of unvested common stock	(255)	(709)
Payments of debt issuance costs for convertible senior notes	-	(786)
Proceeds from issuance of common stock under employee stock purchase plan	28,708	40,939
Net cash provided by financing activities	91,398	73,992
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,301)	(6)
Net decrease in cash, cash equivalents, and restricted cash	(118,738)	(872,526)
Cash, cash equivalents, and restricted cash at beginning of period	435,781	1,376,682
Cash, cash equivalents, and restricted cash at end of period	$317,043	$504,156

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown above:
Cash and cash equivalents	$317,043	$503,406
Restricted cash included in other assets, current	-	750
Total cash, cash equivalents, and restricted cash	$317,043	$504,156
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$6,357	$3,730
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$13,568	$5,357
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$998
Vesting of early exercised stock options	$2,442	$10,262

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment, operating lease right-of-use assets, and acquired intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the undiscounted future cash flows the assets are expected to generate. If the carrying amount exceeds the undiscounted future cash flows, the carrying amount of such assets is reduced to fair value. There were no material impairment charges related to long-lived assets during the three and nine months ended September 30, 2023 and 2022.

Goodwill is not amortized but rather tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. There were no goodwill impairment charges during the three and nine months ended September 30, 2023.

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

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$898,504	$10	$(3,606)	$894,908
U.S. agency obligations	409,294	-	(2,953)	406,341
Corporate notes and bonds	204,395	1	(1,678)	202,718
Commercial paper	51,831	-	(49)	51,782
Total marketable securities	$1,564,024	$11	$(8,286)	$1,555,749

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$1,033,587	$68	$(4,072)	$1,029,583
U.S. agency obligations	273,804	17	(3,570)	270,251
Corporate notes and bonds	160,208	9	(2,375)	157,842
Commercial paper	33,526	-	(158)	33,368
Total marketable securities	$1,501,125	$94	$(10,175)	$1,491,044

The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$662,833	$(2,904)	$63,591	$(702)	$726,424	$(3,606)
U.S. agency obligations	297,446	(1,766)	108,895	(1,187)	406,341	(2,953)
Corporate notes and bonds	153,350	(1,248)	42,826	(430)	196,176	(1,678)
Commercial paper	17,195	(49)	-	-	17,195	(49)
Total	$1,130,824	$(5,967)	$215,312	$(2,319)	$1,346,136	$(8,286)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$566,093	$(2,892)	$167,817	$(1,180)	$733,910	$(4,072)
U.S. agency obligations	201,846	(2,014)	51,595	(1,556)	253,441	(3,570)
Corporate notes and bonds	90,287	(1,259)	65,579	(1,116)	155,866	(2,375)
Commercial paper	33,368	(158)	-	-	33,368	(158)
Total	$891,594	$(6,323)	$284,991	$(3,852)	$1,176,585	$(10,175)

The Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of September 30, 2023 and 2022. Realized gains and losses were not material for the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Due within one year	$1,278,852	$1,273,458
Due after one year through five years	285,172	282,291
Total	$1,564,024	$1,555,749

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$261,545	$-	$261,545
U.S. treasury securities	-	14,945	14,945
Commercial paper	-	4,973	4,973
Marketable securities:
U.S. treasury securities	-	894,908	894,908
U.S. agency obligations	-	406,341	406,341
Corporate notes and bonds	-	202,718	202,718
Commercial paper	-	51,782	51,782
Derivative instruments:
Foreign currency forward contracts	-	1,177	1,177
Total assets	$261,545	$1,576,844	$1,838,389
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$2,483	$2,483
Total liabilities	$-	$2,483	$2,483

	December 31, 2022
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$367,699	$-	$367,699
U.S. treasury securities	-	12,971	12,971
U.S. agency obligations	-	2,000	2,000
Marketable securities:
U.S. treasury securities	-	1,029,583	1,029,583
U.S. agency obligations	-	270,251	270,251
Corporate notes and bonds	-	157,842	157,842
Commercial paper	-	33,368	33,368
Derivative instruments:
Foreign currency forward contracts	-	672	672
Total assets	$367,699	$1,506,687	$1,874,386
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$19	$19
Total liabilities	$-	$19	$19

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $898.3 million and $837.3 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8 for further information on the Company’s convertible senior notes.

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

The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	September 30, 2023	December 31, 2022
Foreign currency forward contracts designated as hedging instruments	$71,348	$96,097
Foreign currency forward contracts not designated as hedging instruments	91,440	-
Total derivative instruments	$162,788	$96,097

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

	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$42	$672
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	1,133	-
Foreign currency forward contracts designated as hedging instruments	Other assets, non-current	2	-
Total derivative assets		$1,177	$672
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$1,378	$19
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	978	-
Foreign currency forward contracts designated as hedging instruments	Other liabilities, non-current	127	-
Total derivative liabilities		$2,483	$19

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning balance	$540	$653
Net loss recognized in other comprehensive income (loss)	(1,759)	(694)
Net gain reclassified from AOCI to earnings	(242)	(1,420)
Ending balance	$(1,461)	$(1,461)

As of September 30, 2023, net unrealized losses included in the balance of accumulated other comprehensive loss related to foreign currency forward contracts designated as hedging instruments was $1.5 million, $1.3 million of which the Company expects to reclassify from accumulated other comprehensive loss into earnings over the next 12 months.

The following table summarizes the effect of foreign currency forward contracts on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Cost of revenue - subscription	$19	$-	$152	$-
Cost of revenue - services	(2)	-	106	-
Research and development	103	-	302	-
Sales and marketing	69	-	650	-
General and administrative	53	-	210	-
Other expense, net	-	(229)	-	(142)
Total gains (losses) recognized in earnings	$242	$(229)	$1,420	$(142)

6. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	September 30, 2023	December 31, 2022
Computers, equipment, and software	$10,184	$8,794
Furniture and fixtures	916	977
Leasehold improvements	380	458
Capitalized internal-use software costs	37,001	25,639
Construction in progress	21,155	5,404
Property and equipment, at cost	$69,636	$41,272
Less: Accumulated depreciation and amortization	(21,686)	(12,183)
Property and equipment, net	$47,950	$29,089

Depreciation and amortization expense was $3.5 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, and $9.7 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$63,270	$27,799
Accrued expenses	14,313	16,798
Accrued payroll taxes	12,902	10,349
Accrued commissions	11,325	18,058
Employee contributions under employee stock purchase plan	5,812	15,283
Other liabilities	17,487	17,044
Total accrued expenses and other liabilities	$125,109	$105,331

7. Business Combination, Goodwill, and Intangible Assets

Business Combination

In January 2023, the Company acquired all outstanding shares of immerok GmbH (“Immerok”), an Apache Flink stream processing managed services company, for purchase consideration of $54.9 million in cash. The Company acquired Immerok primarily for its talent and developed technology. The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company will pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. During the three and nine months ended September 30, 2023, the Company recognized compensation expense of $4.4 million and $13.1 million, respectively, related to the holdback agreements.

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

Transaction costs associated with the acquisition incurred during the three and nine months ended September 30, 2023 were not material and were recorded as general and administrative expenses in the condensed consolidated statements of operations. The results of operations of Immerok included in the Company’s condensed consolidated financial statements since the date of acquisition were not material. Pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

Goodwill

Goodwill as of September 30, 2023 was $43.5 million. No goodwill was recorded as of December 31, 2022.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	September 30, 2023
	Gross	Accumulated Amortization	Net
Developed technology	$2,556	$(369)	$2,187
Total	$2,556	$(369)	$2,187

Amortization expense was not material for the three and nine months ended September 30, 2023.

As of September 30, 2023, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$129
2024	513
2025	511
2026	511
2027	511
Thereafter	12
Total	$2,187

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

During the three months ended September 30, 2023, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other (income) expense, net on the condensed consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs was $1.0 million for both the three months ended September 30, 2023 and 2022, and $2.9 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(12,650)	(15,500)
Net carrying amount	$1,087,350	$1,084,500

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

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of September 30, 2023 and December 31, 2022.

In addition, the Company subleased certain floors of its unoccupied office space that expired at various dates in 2022. Sublease income was recorded as a reduction of lease expense and was not material for the three and nine months ended September 30, 2022.

During the nine months ended September 30, 2023, the Company ceased use of certain leased office space. The Company accelerated amortization of the related operating lease right-of-use assets and recognized $15.7 million of lease abandonment charges within restructuring and other related charges in the condensed consolidated statements of operations. See Note 12 for further information on the Company’s restructuring actions.

Purchase Obligations

During the nine months ended September 30, 2023, the Company entered into an amended third-party infrastructure agreement that includes a non-cancelable commitment of $140.0 million payable over the next five years through June 2028. There were no other material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of September 30, 2023 and December 31, 2022, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of September 30, 2023 and December 31, 2022, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three and nine months ended September 30, 2023 and 2022 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of September 30, 2023 and December 31, 2022, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

10. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Geographic markets:
United States	$119,367	60%	$95,126	63%	$337,219	60%	$261,674	63%
International	80,814	40%	56,606	37%	226,549	40%	155,604	37%
Total revenue	$200,181	100%	$151,732	100%	$563,768	100%	$417,278	100%
Subscriptions and services:
Confluent Platform - License	$21,386	11%	$17,120	11%	$60,918	11%	$55,635	13%
Confluent Platform - PCS(1)	76,284	38%	64,688	42%	216,591	38%	181,218	44%
Confluent Cloud	91,600	46%	56,922	38%	248,816	44%	142,815	34%
Subscription	189,270	95%	138,730	91%	526,325	93%	379,668	91%
Services	10,911	5%	13,002	9%	37,443	7%	37,610	9%
Total revenue	$200,181	100%	$151,732	100%	$563,768	100%	$417,278	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of September 30, 2023, the Company’s RPO was $824.1 million, approximately 65% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months.

Deferred Revenue

Deferred revenue, including current and non-current balances as of September 30, 2023 and December 31, 2022 was $323.8 million and $322.8 million, respectively. For the nine months ended September 30, 2023 and 2022, revenue recognized from deferred revenue at the beginning of the year was $254.6 million and $198.2 million, respectively.

Accounts Receivable, Net

The unbilled receivables balance included in accounts receivable, net on the condensed consolidated balance sheets was $60.7 million and $51.3 million as of September 30, 2023 and December 31, 2022, respectively.

The Company’s allowance for expected credit losses was not material as of September 30, 2023 and December 31, 2022. Additions to and write-offs against the allowance for expected credit losses were not material for the three and nine months ended September 30, 2023 and 2022.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$104,284	$78,824
Capitalization of contract acquisition costs	39,574	42,077
Amortization of deferred contract acquisition costs	(33,460)	(27,053)
Ending balance	$110,398	$93,848

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	September 30, 2023	December 31, 2022
2014 Stock Plan:
Options outstanding	33,147,931	45,276,579
Restricted stock units outstanding	1,249,269	2,224,138
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	21,434,112	17,729,318
Remaining shares available for future issuance	40,680,826	33,300,077
2021 Employee Stock Purchase Plan	8,166,130	6,493,913
Total	104,700,768	105,046,525

Equity Incentive Plans

In September 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Stock Plan (the “2014 Plan”). The 2014 Plan was also amended and restated in March 2021 and June 2021. Under the 2014 Plan, the board of directors may grant stock options and other equity-based awards to eligible employees, directors, and consultants. The 2014 Plan was terminated in June 2021 in connection with the IPO, but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2014 Plan. No further equity awards will be granted under the 2014 Plan. With the establishment of the 2021 Equity Incentive Plan (the “2021 Plan”), upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock-based awards granted under the 2014 Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Plan. Equity-based awards granted under the 2014 Plan and the 2021 Plan generally vest over two to four years. All stock option grants expire ten years from the date of grant.

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

The 2021 ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first trading day of a new purchase period is lower than the fair market value on the offering date, that offering period will terminate and participants will be automatically enrolled in a new 12-month offering period. ESPP rollovers occurred in August 2022 and February 2023, which triggered new 12-month offering periods and resulted in immaterial incremental stock-based compensation expense to be recognized over the remaining requisite service period.

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2023	33,300,077	45,299,079	$7.76	6.99	$657,307
Increase in authorized shares	14,469,209	-	$-
Stock options exercised	-	(9,574,968)	$6.56
Stock options forfeited or expired	2,553,680	(2,553,680)	$10.53
Repurchases of unvested common stock	35,203	-	$-
RSUs granted	(13,143,582)	-	$-
RSUs forfeited or cancelled	3,466,239	-	$-
Balance as of September 30, 2023	40,680,826	33,170,431	$7.89	6.22	$721,153
Vested as of September 30, 2023		25,147,348	$6.68	5.99	$576,976
Vested and expected to vest as of September 30, 2023		33,170,431	$7.89	6.22	$721,153

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $208.1 million and $329.3 million for the nine months ended September 30, 2023 and 2022, respectively. No options were granted during the nine months ended September 30, 2023 and 2022.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of September 30, 2023 and December 31, 2022, there were 187,126 and 578,119 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities within accrued expenses and other liabilities and other liabilities, non-current on the condensed consolidated balance sheets until the options vest, at which point they are reclassified to equity. As of September 30, 2023 and December 31, 2022, the liabilities for early exercised options subject to repurchase were $1.7 million and $4.0 million, respectively.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

RSUs

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2023	19,953,456	$33.18
RSUs granted	13,143,582	$24.67
RSUs vested	(6,947,418)	$29.93
RSUs forfeited or cancelled	(3,466,239)	$32.14
Unvested balance as of September 30, 2023	22,683,381	$29.41

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue - subscription	$6,171	$6,313	$19,413	$17,644
Cost of revenue - services	2,619	2,684	8,521	6,874
Research and development	37,778	27,692	103,213	73,114
Sales and marketing	32,297	26,712	93,673	72,520
General and administrative	10,649	11,992	36,142	31,476
Stock-based compensation, net of amounts capitalized	$89,514	$75,393	$260,962	$201,628
Capitalized stock-based compensation	3,836	2,232	13,568	5,357
Total stock-based compensation	$93,350	$77,625	$274,530	$206,985

As of September 30, 2023, there was $683.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.1 years.

12. Restructuring and Other Related Charges

In January 2023, the Company approved restructuring actions (the “Restructuring Plan”) to adjust its cost structure and real estate footprint. The Restructuring Plan includes a reduction of approximately 8% of the Company’s global workforce as of December 31, 2022. During the three and nine months ended September 30, 2023, the Company recorded restructuring and other related charges of $0.5 million and $34.9 million, respectively, consisting of $0.5 million and $19.2 million related to employee transition and severance payments, employee benefits, and related facilitation costs, respectively, and nil and $15.7 million of lease abandonment charges, respectively. The Restructuring Plan was substantially completed as of June 30, 2023.

The following table summarizes the Company’s liability for restructuring-related employee termination benefits included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

Employee Termination Benefits
Balance as of January 1, 2023	$-
Restructuring charges	19,187
Cash payments	(18,483)
Balance as of September 30, 2023	$704

13. Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date loss or income for includable jurisdictions before income taxes from recurring operations and adjusting for discrete tax items arising in that interim period.

The Company’s provision for income taxes was $1.6 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and $4.9 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively, primarily due to foreign and state income taxes. The Company provides a valuation allowance on its U.S. and U.K. deferred tax assets.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Class A and Class B Common Stock		Class A and Class B Common Stock
Numerator:
Net loss	$(92,670)	$(116,049)	$(348,650)	$(346,667)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	303,896,632	282,267,230	297,906,112	277,840,258
Net loss per share, basic and diluted	$(0.30)	$(0.41)	$(1.17)	$(1.25)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	September 30, 2023	September 30, 2022
Stock options	33,170,431	48,813,584
Unvested early exercised stock options	187,126	795,113
RSUs	22,683,381	18,764,998
ESPP	922,349	1,454,955
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960
Total	67,956,247	80,821,610

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

We are focused on the acquisition of new customers and expanding within our current customers. Our go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a minimum commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 4,910 and 4,240 customers as of September 30, 2023 and September 30, 2022, respectively, representing year-over-year growth of 16%. We have experienced significant growth, with revenue of $200.2 million and $151.7 million for the three months ended September 30, 2023 and 2022, respectively, representing year-over-year growth of 32%, and revenue of $563.8 million and $417.3 million for the nine months ended September 30, 2023 and 2022, respectively, representing year-over-year growth of 35%.

Business and Macroeconomic Conditions

Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic and geopolitical conditions, including higher inflation, higher interest rates, bank failures and related uncertainty, supply chain challenges, fluctuations or volatility in capital markets or foreign currency exchange rates, potential U.S. federal government shutdowns, and geopolitical events such as the ongoing conflicts between Russia and Ukraine and in Israel and the Gaza Strip. We have experienced, and we believe we will continue to experience, negative impacts from these factors, including longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending from existing and potential customers. In particular, we have experienced and expect to continue to experience reduced growth rates in consumption and commitments for Confluent Cloud due in part to these factors, which results in reduced subscription revenue and RPO. We cannot be certain how long these uncertain macroeconomic and geopolitical conditions and the resulting effects on our industry, our financial results, our business strategy, and customers will persist. To navigate the current economic environment and its effects, we have taken actions to streamline our operating expenses by adjusting our cost structure and real estate footprint, including a workforce reduction in January 2023, while prudently investing in growth.

During the third quarter of 2023, we continued to experience reduced RPO growth as both average deal sizes and average contract duration declined. We believe this resulted primarily from customers shifting away from large upfront commitments and toward consumption, where they can make smaller commitments, reflecting a consumption-first trend in how our customers prefer to derive value from Confluent that has been driven in part by the macroeconomic, geopolitical, and other factors described above. We also experienced reduced consumption of Confluent Cloud in a few large enterprise customers during the third quarter of 2023, which negatively impacted our subscription revenue. In the coming quarters, we expect to experience a greater negative impact on consumption growth rates from these customers as well as from reduced use case expansion from certain other customers. We believe these consumption headwinds are driven in part by the macroeconomic, geopolitical, and other factors described above and by misalignment between our sales strategy and the consumption-first preferences of our customers.

The full extent to which uncertain macroeconomic and geopolitical conditions and other factors and dynamics discussed above will directly or indirectly impact our business, results of operations, cash flows, and financial condition remains uncertain and cannot be accurately predicted. We will continue to monitor and evaluate the actual and potential impacts of general macroeconomic conditions and related factors on our business and operations.

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

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer customers a free cloud trial and a pay-as-you-go arrangement to encourage adoption and usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our subscription revenue to increase over time. Our Confluent Cloud revenue represented 46% and 38% of our total revenue for the three months ended September 30, 2023 and 2022, respectively, and 44% and 34% for the nine months ended September 30, 2023 and 2022, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations have in the past fluctuated and may continue to fluctuate from period to period due to varying patterns of customer consumption and adoption trends, including due to impacts from macroeconomic uncertainty and related effects on customer IT spending, as described above.

Growing Our Customer Base

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and increasingly prioritized consumption over commitments, including by creating more self-serve opportunities, we have significantly broadened our reach of customers and are able to attract a greater array of customers. Our ability to attract new customers will depend on and has historically been impacted by a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities and to focus on consumption over commitments, the impact of marketing efforts to enhance our brand and educate potential customers about the benefits of our offering compared to alternatives for data in motion, our ability to expand features and functionalities of our offering, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, including geopolitical events and potential U.S. federal government shutdowns, and competitive dynamics in our target markets. We had approximately 4,910 and 4,240 customers as of September 30, 2023 and September 30, 2022, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers.

Retaining and Expanding Revenue from Existing Customers

Our business model and future growth are driven by customer renewals and increasing existing customer consumption and subscriptions over time, referred to as land-and-expand. We believe we have significant opportunities to increase our revenue as customers expand their use of our offering in connection with migrating more data to the public cloud, identifying new use cases, and realizing the benefits of data in motion. Our ability to retain and expand revenue from existing customers, including through increased consumption of our offering and contractual commitments, will depend on and has historically been impacted by a number of factors, including market acceptance of our offering compared to data-in-motion alternatives, such as Apache Kafka, customer satisfaction with our subscriptions and services, expansion of features and functionalities of our offering, competition, pricing, economic conditions, geopolitical events, potential U.S. federal government shutdowns, and overall changes in our customers’ spending levels, which had adverse effects on consumption growth rates in recent periods, among other things.

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

RPO as a metric is not necessarily indicative of future revenue growth because it does not account for the actual timing of customers’ consumption or future expansion. RPO may also fluctuate due to a number of factors, including the timing of renewals, average contract terms, seasonality, and dollar amount of customer contracts. Due to these factors, it is important to review RPO in conjunction with revenue and other financial measures disclosed elsewhere in this Quarterly Report on Form 10-Q. Our RPO was $824.1 million and $663.5 million as of September 30, 2023 and 2022, respectively.

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as (1) with respect to Confluent Platform customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,185 and 945 customers with $100,000 or greater in ARR as of September 30, 2023 and 2022, respectively.

From time to time, we may adjust our methodology for calculating ARR. Prior to the first quarter of 2023, ARR with respect to Confluent Cloud customers excluded pay-as-you-go arrangements and was based on contractual commitments over the following 12 months, regardless of actual consumption. We adjusted our methodology for calculating ARR commencing with the first quarter of 2023 to incorporate actual consumption of Confluent Cloud and applied this change retroactively. We believe this change better aligns with how our management assesses ARR internally and better reflects actual customer behavior over time as Confluent Cloud’s contribution to our subscription revenue increases over time. We expect this change to have a positive impact on customers with $100,000 or greater in ARR, including in prior periods, as Confluent Cloud customers may be ramping their consumption more quickly than their contractual commitments. However, with this change, we expect to experience more volatility in ARR as our customers’ consumption trends may vary significantly across periods. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was just under 130% as of September 30, 2023, demonstrating our ability to expand within existing customers. However, our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends may vary significantly across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. The substantial majority of our revenue from Confluent Cloud for the three and nine months ended September 30, 2023 and 2022 was based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, and stock-based compensation, amortization of deferred contract acquisition costs, which primarily consist of sales commissions and the associated payroll taxes, conferences, costs related to marketing programs, travel-related costs, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time and continue to be our largest operating expense for the foreseeable future as we invest in our sales and marketing efforts. We also expect a greater increase in our sales and marketing expenses in the coming quarters as we shift our sales compensation plan to be oriented toward consumption, which we expect will result in higher upfront expense recognition from consumption-based sales commissions.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Subscription	$189,270	$138,730	$526,325	$379,668
Services	10,911	13,002	37,443	37,610
Total revenue	200,181	151,732	563,768	417,278
Cost of revenue:
Subscription(1)(2)	44,104	38,417	131,197	107,628
Services(1)(2)	12,445	14,763	41,416	40,838
Total cost of revenue	56,549	53,180	172,613	148,466
Gross profit	143,632	98,552	391,155	268,812
Operating expenses:
Research and development(1)(2)	91,237	70,099	261,804	192,232
Sales and marketing(1)(2)	128,624	114,312	385,018	333,768
General and administrative(1)(2)	31,874	33,041	103,572	90,501
Restructuring and other related charges	529	-	34,854	-
Total operating expenses	252,264	217,452	785,248	616,501
Operating loss	(108,632)	(118,900)	(394,093)	(347,689)
Other income, net	17,529	4,719	50,324	5,089
Loss before income taxes	(91,103)	(114,181)	(343,769)	(342,600)
Provision for income taxes	1,567	1,868	4,881	4,067
Net loss	$(92,670)	$(116,049)	$(348,650)	$(346,667)
__________________________________________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue - subscription	$6,171	$6,313	$19,413	$17,644
Cost of revenue - services	2,619	2,684	8,521	6,874
Research and development	37,778	27,692	103,213	73,114
Sales and marketing	32,297	26,712	93,673	72,520
General and administrative	10,649	11,992	36,142	31,476
Total stock-based compensation expense	$89,514	$75,393	$260,962	$201,628

(2) Includes employer taxes on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue - subscription	$179	$82	$765	$485
Cost of revenue - services	126	62	344	219
Research and development	686	496	3,661	1,877
Sales and marketing	798	580	3,369	2,308
General and administrative	684	149	1,596	589
Total employer taxes on employee stock transactions	$2,473	$1,369	$9,735	$5,478

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription	95%	91%	93%	91%
Services	5	9	7	9
Total revenue	100	100	100	100
Cost of revenue:
Subscription	22	25	23	26
Services	6	10	7	10
Total cost of revenue	28	35	31	36
Gross profit	72	65	69	64
Operating expenses:
Research and development	46	46	46	46
Sales and marketing	64	75	68	80
General and administrative	16	22	18	22
Restructuring and other related charges	0	0	6	0
Total operating expenses	126	143	139	148
Operating loss	(54)	(78)	(70)	(83)
Other income, net	9	3	9	2
Loss before income taxes	(46)	(75)	(61)	(82)
Provision for income taxes	1	1	1	1
Net loss	(46)%	(76)%	(62)%	(83)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Subscription	$189,270	$138,730	$50,540	36%
Services	10,911	13,002	(2,091)	(16)%
Total revenue	$200,181	$151,732	$48,449	32%

Subscription revenue increased by $50.5 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to September 30, 2023. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of just under 130% as of September 30, 2023. Confluent Platform and Confluent Cloud contributed 52% and 48% of our subscription revenue during the three months ended September 30, 2023, respectively, compared to 59% and 41% during the three months ended September 30, 2022, respectively.

Services revenue decreased by $2.1 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decrease in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$44,104	$38,417	$5,687	15%
Services	12,445	14,763	(2,318)	(16)%
Total cost of revenue	$56,549	$53,180	$3,369	6%
Gross profit	$143,632	$98,552	$45,080	46%

	Three Months Ended September 30,
	2023	2022
Gross margin
Subscription	77%	72%
Services	(14)%	(14)%
Total gross margin	72%	65%

Cost of subscription revenue increased by $5.7 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to an increase of $3.8 million in third-party cloud infrastructure costs, an increase of $1.3 million in amortization of internal-use software, and an increase of $0.8 million in personnel-related costs and allocated overhead costs driven by increased headcount.

Cost of services revenue decreased by $2.3 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily due to a decrease of $1.2 million in personnel-related costs and allocated overhead costs driven by decreased headcount and a decrease of $1.1 million in costs for third-party contractors and partners who supplement our services delivery team.

Our subscription gross margin increased primarily due to economies of scale resulting from increased efficiency and optimization of our infrastructure, offset by a change in our revenue mix toward Confluent Cloud which has a lower gross margin. Our services gross margin remained flat primarily due to costs for third-party contractors decreasing at a rate similar to services revenue.

Research and Development

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$91,237	$70,099	$21,138	30%
Percentage of revenue	46%	46%

Research and development expenses increased by $21.1 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to an increase of $15.6 million in personnel-related costs and allocated overhead costs and an increase of $3.8 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $10.1 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$128,624	$114,312	$14,312	13%
Percentage of revenue	64%	75%

Sales and marketing expenses increased by $14.3 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to an increase of $7.2 million in personnel-related costs and allocated overhead costs, an increase of $5.5 million in marketing and events expenses, and an increase of $2.3 million in amortization of deferred contract acquisition costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $5.6 million in stock-based compensation expense.

General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$31,874	$33,041	$(1,167)	(4)%
Percentage of revenue	16%	22%

General and administrative expenses decreased by $1.2 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily due to the reversal of stock-based compensation expense on forfeitures of unvested stock awards, partially offset by increased headcount.

Restructuring and Other Related Charges

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$529	$-	$529	100%
Percentage of revenue	0%	0%

Restructuring and other related charges increased by $0.5 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to our restructuring actions to adjust cost structure. See Note 12 to our condensed consolidated financial statements for further information.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net	$17,529	$4,719	$12,810	271%

Other income, net increased by $12.8 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to higher yields on marketable securities.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Loss before income taxes	$(91,103)	$(114,181)	$23,078	(20)%
Provision for income taxes	1,567	1,868	(301)	(16)%
Effective tax rate	(1.7)%	(1.6)%

The provision for income taxes during the three months ended September 30, 2023 and 2022 were primarily driven by foreign and state income taxes.

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Subscription	$526,325	$379,668	$146,657	39%
Services	37,443	37,610	(167)	(0)%
Total revenue	$563,768	$417,278	$146,490	35%

Subscription revenue increased by $146.7 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the nine months ended September 30, 2023. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of just under 130% as of September 30, 2023. Confluent Platform and Confluent Cloud contributed 53% and 47% of our subscription revenue during the nine months ended September 30, 2023, respectively, compared to 62% and 38% during the nine months ended September 30, 2022, respectively.

Services revenue remained relatively consistent during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$131,197	$107,628	$23,569	22%
Services	41,416	40,838	578	1%
Total cost of revenue	$172,613	$148,466	$24,147	16%
Gross profit	$391,155	$268,812	$122,343	46%

	Nine Months Ended September 30,
	2023	2022
Gross margin
Subscription	75%	72%
Services	(11)%	(9)%
Total gross margin	69%	64%

Cost of subscription revenue increased by $23.6 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase of $13.8 million in third-party cloud infrastructure costs and an increase of $8.7 million in personnel-related costs and allocated overhead costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $1.8 million in stock-based compensation expense.

Cost of services revenue increased by $0.6 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase of $3.3 million in personnel-related costs and allocated overhead costs driven by increased headcount, offset by a decrease of $2.6 million in costs for third-party contractors and partners who supplement our services delivery team. The increase in personnel-related costs included an increase of $1.6 million in stock-based compensation expense.

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

Research and Development

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$261,804	$192,232	$69,572	36%
Percentage of revenue	46%	46%

Research and development expenses increased by $69.6 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase of $50.2 million in personnel-related costs and allocated overhead costs and an increase of $15.4 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $30.1 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$385,018	$333,768	$51,250	15%
Percentage of revenue	68%	80%

Sales and marketing expenses increased by $51.3 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase of $38.1 million in personnel-related costs and allocated overhead costs, an increase of $6.4 million in amortization of deferred contract acquisition costs, and an increase of $3.9 million in marketing and events expenses. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $21.2 million in stock-based compensation expense.

General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$103,572	$90,501	$13,071	14%
Percentage of revenue	18%	22%

General and administrative expenses increased by $13.1 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase of $10.4 million in personnel-related costs and allocated overhead costs, an increase of $1.0 million in professional services fees, and an increase of $1.0 million in acquisition-related vendor costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $4.7 million in stock-based compensation expense.

Restructuring and Other Related Charges

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$34,854	$-	$34,854	100%
Percentage of revenue	6%	0%

Restructuring and other related charges increased by $34.9 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to our restructuring actions to adjust cost structure and real estate footprint. See Note 12 to our condensed consolidated financial statements for further information.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net	$50,324	$5,089	$45,235	889%

Other income, net increased by $45.2 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to higher yields on marketable securities.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Loss before income taxes	$(343,769)	$(342,600)	$(1,169)	0%
Provision for income taxes	4,881	4,067	814	20%
Effective tax rate	(1.4)%	(1.2)%

The provision for income taxes during the nine months ended September 30, 2023 and 2022 were primarily driven by foreign and state income taxes.

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

As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,872.8 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments primarily related to our office space.

We have generated significant operating losses and negative cash flows from operations. As of September 30, 2023, we had an accumulated deficit of $1,550.1 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(115,892)	$(130,255)
Net cash used in investing activities	$(92,943)	$(816,257)
Net cash provided by financing activities	$91,398	$73,992

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

Cash used in operating activities of $115.9 million for the nine months ended September 30, 2023 primarily consisted of our net loss of $348.7 million, adjusted for non-cash charges of $298.2 million, and net cash outflows of $65.4 million from changes in our operating assets and liabilities, net of the effects of a business combination. Our non-cash charges included $261.0 million of stock-based compensation expense, net of amounts capitalized, $33.5 million of amortization of deferred contract acquisition costs, $15.7 million of lease abandonment charges, and $10.0 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by $31.0 million of net accretion of discounts and amortization of premiums on marketable securities. The main drivers of the changes in operating assets and liabilities, net of the effects of a business combination, were a $39.6 million increase in deferred contract acquisition costs due to our increased sales, a $19.2 million decrease in accounts payable due to timing of payments, a $13.8 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, and a $6.1 million increase in accounts receivable due to overall growth of our sales, partially offset by an $18.0 million increase in accrued expenses and other liabilities due to the timing of accruals and payments.

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

Cash Flows from Investing Activities

Cash used in investing activities of $92.9 million for the nine months ended September 30, 2023 was primarily due to purchases of marketable securities of $1,235.6 million, cash paid for a business combination, net of cash acquired of $45.8 million, and capitalized internal-use software development costs of $13.5 million, partially offset by maturities of marketable securities of $1,203.7 million.

Cash used in investing activities of $816.3 million for the nine months ended September 30, 2022 was primarily due to purchases of marketable securities of $1,523.2 million and capitalized internal-use software development costs of $7.6 million, partially offset by maturities of marketable securities of $717.7 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $91.4 million for the nine months ended September 30, 2023 was primarily due to $62.9 million in proceeds from the issuance of common stock upon exercises of stock options and $28.7 million in proceeds from the issuance of common stock under our employee stock purchase plan.

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

Interest Rate Risk

As of September 30, 2023, we had $1,872.8 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of September 30, 2023.

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
•
Macroeconomic uncertainty, unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflict between Russia and Ukraine and in Israel and the Gaza Strip, reductions in information technology spending, or inflation, have impacted and may continue to impact our ability to grow our business and negatively affect our results of operations. In particular, we have experienced and may continue to experience longer sales cycles, slowdowns in customer consumption expansion, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, resulting in reluctance by some customers to make large or long-term commitments.
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
•
We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption or increased consumption, including following our shift to a consumption-based sales model for Confluent Cloud, our growth, business, results of operations, and financial condition could be harmed. Reduced consumption by, or the loss or expected loss of Confluent Cloud customers, has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition.
•
Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offering. In particular, any challenges in connection with our shift to a consumption-oriented sales model for Confluent Cloud may adversely impact our ability to meet our sales forecasts, cause delays in our sales cycle, result in attrition among our sales personnel, and result in increased costs, any of which would harm our growth, business, results of operations and financial condition.

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

Our revenue was $585.9 million, $387.9 million, and $236.6 million for the years ended December 31, 2022, 2021, and 2020, respectively and $563.8 million and $417.3 million for the nine months ended September 30, 2023 and 2022, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offering, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated a net loss of $452.6 million, $342.8 million, and $229.8 million for the years ended December 31, 2022, 2021, and 2020, respectively and $348.7 million and $346.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $1,550.1 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers as well as shifts in priorities toward operating efficiencies and margin improvements. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our offering by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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

Macroeconomic uncertainty, unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflict between Russia and Ukraine and in Israel and the Gaza Strip, reductions in information technology spending, or inflation, have impacted, and may continue to impact our ability to grow our business and negatively affect our results of operations.

Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including rising interest rates, bank failures, international trade relations, political turmoil, potential U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility has adversely affected and may continue to adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and may continue to experience longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine and in Israel and the Gaza Strip. We have operations and customers in Israel, and many of our customers in other regions have substantial operations and customers in Israel. We believe the uncertainty and disruption resulting from the conflict has negatively impacted certain of these customers and their consumption of our offering. Our growth, business and results of operations could be further negatively impacted if the current armed conflict in Israel and the Gaza Strip continues, worsens or expands to other nations or regions, including if our customers are harmed and reduce their engagement with or consumption of Confluent. Actual or potential U.S. federal government shutdowns have also resulted in uncertainty and disruption for certain of our customers, which have negatively impacted and may continue to negatively impact their consumption of our offering. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or other period when IT budgets are growing at a slower rate or contracting growth, these customer dynamics may be exacerbated. These customer dynamics have had and may continue to have negative impacts on our revenue, business, and results of operations and have resulted and may in the future result in strategic changes in our focus on growth versus operating efficiency, margin improvements, and profitability. For example, we recently adjusted our cost structure and reduced our overall headcount. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Actions that we have taken to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.

In January 2023, we commenced certain restructuring actions, or the Restructuring Plan, designed to adjust our cost structure and real estate footprint.

Although we believe that the Restructuring Plan will reduce operating costs and improve operating margins, we cannot guarantee that the Restructuring Plan will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. As a result of these actions, we have incurred additional costs, including cash expenditures for employee transition, notice period and severance payments, employee benefits, and related facilitation costs. Additional risks associated with the continuing impact of the Restructuring Plan include employee attrition beyond our intended reduction in force and adverse effects on employee morale (which may also be further exacerbated by actual or perceived declining value of equity awards), diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits of our Restructuring Plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

We derive substantially all of our revenue from our data-in-motion offering. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from sales of, and additional services related to, our data-in-motion offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing more features and functionality for such offering. Our growth will depend in large part on enabling additional use cases for our customers after they initially adopt our offering, ranging from industry-specific use cases to use cases generated by the network effects of connecting multiple applications within an enterprise. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our offering as a preferred platform for data in motion, particularly when compared to open source alternatives developed internally by customers. As such, market adoption of our offering is critical to our continued success. Demand for our offering has been and will continue to be affected by a number of factors, including market acceptance of our offering and use case expansion by existing customers and potential new customers, effectiveness of our sales and marketing strategy and team, the extension of our offering to new applications and use cases, the timing of development and release of new offerings by us and our competitors, technological change, growth or contraction of the market in which we compete, customers optimizing consumption and prioritizing cash flow management, and customer information technology spending budgets, which may be reduced during periods of high inflation or in recessionary or uncertain economic environments and may be impacted by geopolitical events such as the ongoing conflict between Russia and Ukraine and the current conflict in Israel and the Gaza Strip. Failure to successfully address these factors, satisfy customer demands, achieve continued market acceptance over competitors, including open source alternatives, and achieve growth in sales of our offering would harm our business, results of operations, financial condition, and growth prospects.

We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.

While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 61% and 73% of our subscription revenue for the years ended December 31, 2022 and 2021, respectively and 53% and 62% of our subscription revenue for the nine months ended September 30, 2023 and 2022, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption or increased consumption, including following our shift to a consumption-based sales model for Confluent Cloud, our growth, business, results of operations, and financial condition could be harmed.

We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service. We have less experience marketing, determining pricing for, and selling Confluent Cloud. As a result, our shifts in sales strategy focused on customer acquisition for Confluent Cloud could result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to Confluent Cloud, given that subscriptions to Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud also involves landing customers at low entry points, including starting with our free Confluent Cloud trial and pay-as-you-go, which have no commitments. There can be no assurance that such customers will enter into commitments with us, expand their existing commitments, or ramp their usage of Confluent Cloud, even following our shift in our sales strategy to a consumption-oriented model. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all. The growth rate of our Confluent Cloud revenue is also expected to fluctuate over time, including due to the usage-based nature of Confluent Cloud, customer adoption trends, and our near-term plan to accelerate our planned shift toward a consumption-oriented sales model for Confluent Cloud. The success of this planned shift will depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offering, and managing expected reductions in commitments for Confluent Cloud. We believe certain customers are reluctant to make large and long-term commitments for Confluent Cloud, which has led to historical misalignment between our focus on upfront commitments and customer preferences. As a result, growth of Confluent Cloud consumption may be harmed if we do not manage these factors effectively in shifting our sales model to be oriented toward consumption. Our business and growth will also be negatively impacted if we do not experience the expected benefits from the shift toward a consumption-oriented sales model even following its implementation, including if we continue experiencing headwinds on consumption, use case expansion or adoption of Confluent Cloud due to other factors. To expand usage of and our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, cultivate relationships with potential customers in key industries and sectors, rapidly convert the sales pipeline into new customers and continue to expand and improve the productivity and incentive alignment of our sales and marketing organization. To increase market adoption and expand the customer base for Confluent Cloud, we have also been targeting the commercial customer segment, comprised of small to medium-sized companies, including early-stage companies, as part of our overall sales and marketing strategy for Confluent Cloud. These customers typically demand faster deployment of Confluent Cloud within their organizations and prioritize ease of use. In addition, the sales cycle for these customers is typically shorter, requiring accelerated ramp time of our sales force and higher velocity marketing strategies. We have also historically targeted larger enterprise customers as part of our overall sales and marketing strategy, but expect to refine that strategy from time to time, including our planned shift to a consumption-based model for our sales motion. Reduced consumption by, or the loss or expected loss of customers, has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition. If we are unsuccessful in these and our other efforts to drive market adoption of and expand usage of and the customer base for Confluent Cloud, or if we do so in a way that is not profitable, fails to compete successfully against our current or future competitors, or fails to adequately differentiate Confluent Cloud from open source alternatives, our growth, business, results of operations, and financial condition could be harmed.

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

The calculation methodology of our key metrics, including adjustments in methodologies from time to time, may also result in fluctuations in period-over-period results that may not be indicative of our long-term performance or that result in differing interpretations of trends in our business. For example, commencing with the first quarter of 2023, we began calculating ARR with respect to Confluent Cloud customers by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, which impacted our methodology for NRR and customers over $100,000 in ARR as well. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Business Metrics.” While we believe this change in ARR methodology better aligns with how our management assesses ARR internally and better reflects actual customer behavior, it assumes Confluent Cloud consumption trends over 12-month periods based on three months of actual consumption, which does not account for future fluctuations and unpredictability in consumption rates or reflect trends in the growth or contraction of subscriptions over time. Further, we have experienced fluctuations in NRR and, as Confluent Cloud’s contribution to our revenue continues to increase, we expect to continue to experience increased volatility in NRR as our customers’ consumption trends may vary significantly across quarters for various reasons, including due to uncertainty in expected consumption ramp of a customer, our increasing prioritization of consumption over commitment for Confluent Cloud, as well as factors outside our control such as macroeconomic uncertainty and its effects on customers’ IT spending and customers’ organizational and business changes. As a result, our short-term NRR trends may be less indicative of longer-term timing and pace of Confluent Cloud customer expansion.

Because our customers have flexibility in the timing of their consumption of Confluent Cloud, particularly as we accelerate our shift to a consumption-oriented sales model, we will have less visibility into the timing of revenue recognition compared to a subscription-based model. There is a risk that customers will consume Confluent Cloud at lower levels than we expect, including if we estimate consumption based on bookings or RPO and also in response to adverse macroeconomic or other conditions affecting our existing customers or potential new customers. For example, during the third quarter of 2023, consumption of Confluent Cloud increased at a slower pace than expected due in part to reduced consumption from certain large enterprise customers. Unexpected fluctuations in customer consumption may cause actual results to differ from our forecasts.

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

We sell to U.S. Federal, state, and local government customers, as well as foreign and governmental agency customers, generally through resellers. Sales to such entities, whether direct or indirect, are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracting with certain federal government entities or resellers to such entities requires additional compliance from us and our offering, and if we fail to achieve compliance with these standards and requirements, we may be disqualified from selling our offering to such governmental entities, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government contracting requirements may also change and in doing so restrict our ability to sell into the government sector until we have obtained any required government certifications. Further, achieving and maintaining government certifications, such as U.S. Federal Risk and Authorization Management Program (FedRAMP) authorization for Confluent Cloud, may require significant upfront cost, time, and resources. If we do not obtain U.S. FedRAMP authorization for Confluent Cloud, we will not be able to sell Confluent Cloud, directly or indirectly, to certain Federal government and other public sector customers as well as private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against larger enterprises whose competitive offerings are FedRAMP authorized. Further, there can be no assurance that we will secure commitments or contracts with government entities even following such certifications, which could harm our margins, business, financial condition, and results of operations. Government demand and payment for our offering have been and may in the future be negatively impacted by public sector budgetary cycles and funding authorizations, such as federal government shutdowns, with funding reductions or delays adversely affecting public sector demand for our offering.

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

As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, proposed or adopted climate and other ESG reporting regulations from the SEC, California, and other jurisdictions may increase our compliance costs. We may also face greater costs to comply with new ESG standards or initiatives in the European Union. In 2022, we published our first ESG Report, which describes the measurement of our greenhouse gas emissions for 2021 and our efforts to achieve carbon neutrality. In addition, our ESG Report provides highlights of how we are supporting our global workforce and our governance practices. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.

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

In the ordinary course of our business, we and the third parties upon which we rely, may process sensitive data, which may include personal information and our or our customers’ or other third parties’ sensitive, proprietary, and confidential information. As a result, we and the third parties upon which we rely, face a variety of evolving threats, which could cause security incidents. Security incidents that compromise the confidentiality, integrity, and availability of this information could result from cyber-attacks, computer viruses (such as worms, spyware, or other malware), social engineering (including phishing), ransomware, supply chain attacks, denial of service attacks, credential harvesting or stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, including personnel who have authorized access to our systems and/or information, and security vulnerabilities in the software or systems on which we rely, including third-party systems. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. We have also experienced, and may in the future experience, cybersecurity incidents resulting in inadvertent disclosures of confidential information, including source code, caused by accidental actions or inactions by personnel who have authorized access to our systems and the systems of third-party repositories of such information. If our personnel access authorization policies for our systems and/or information are too permissive, we may experience additional security incidents due to errors or malfeasance from our personnel. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Our ability to increase our customer base, achieve broader market adoption and acceptance of our offering, and expand our potential customer and sales pipeline and brand awareness will depend to a significant extent on our ability to expand and improve the productivity and effectiveness of our sales and marketing organization. We plan to continue expanding our direct sales force, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including to decrease the time required for our sales personnel to achieve desired productivity levels. Historically, newly hired sales personnel have needed several quarters to achieve desired productivity levels. While our recent Restructuring Plan is expected to streamline sales and marketing spend, we expect to continue investing significant financial and other resources in our sales and marketing efforts, which will result in increased costs and impact our margins and results of operations. Our revenue growth rate, business, and results of operations have from time to time been harmed and may in the future be harmed if our sales and marketing efforts fail to successfully expand our potential customer and sales pipeline and existing customer engagement with our offering, including through increasing brand awareness, new customer acquisition, and market adoption of our offering, particularly for Confluent Cloud. In addition, we may not achieve anticipated revenue growth from investing in our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time or at all, or if our sales and marketing programs are not effective. Our growth rates, results of operations, business, and financial condition will also be harmed if we do not effectively reorient our sales organization and sales motion for Confluent Cloud in connection with the acceleration of our shift to a consumption-oriented sales model, on a timely basis or at all. Our efforts in this regard may be disrupted by a variety of factors, including continuing macroeconomic uncertainty and slower than expected ramp time for our sales and marketing organization, and may result in near term headwinds to our growth. As part of this strategy, we expect to significantly reorient our sales compensation, marketing engine, and fundamental business metrics around the consumption business model, which may cause friction and attrition in our sales organization related to the transition. These dynamics may be exacerbated by historical turnover within our sales organization, including among senior sales personnel. Any such challenges in connection with our shift to a consumption-oriented business model for Confluent Cloud may adversely impact our ability to meet our sales forecasts, cause delays in our sales cycle, result in attrition among our sales personnel, and result in increased costs, any of which would harm our growth, business, results of operations and financial condition.

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

As of September 30, 2023 and December 31, 2022, we had 1,185 customers and 1,015 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. We rely on a combination of trademarks, trade secrets, patents, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and develop and commercialize substantially identical products, services, or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings, equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation.

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

From time to time, there have been and may in the future be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and certain other key employees are generally employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss or transition of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. We have experienced attrition among sales personnel, and may experience increased attrition or retention difficulties among our sales personnel as we reorient our sales motion and sales incentives in connection with the acceleration of our planned shift to a consumption-oriented business model for Confluent Cloud. Increased attrition or retention difficulties may negatively impact employee morale, or cause delays or execution risks for our shift to a consumption-oriented business model, any of which may harm our growth, business, results of operations, or financial condition. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, which may be exacerbated by the Restructuring Plan and any similar future actions. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, inflationary pressures, or stress over economic, geopolitical, or pandemic-related events such as those the global market is currently experiencing, may result in employee attrition. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Additionally, in order to retain our existing employees and manage potential attrition, including as a result of stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we have issued and may in the future issue additional equity awards, which could negatively impact our results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

Our company values have contributed to our success. If we cannot maintain these values as we grow, we could lose certain benefits we derive from them, and our employee turnover could increase, which could harm our business.

We believe that our company values have been and will continue to be a key contributor to our success. Despite the Restructuring Plan, we expect to continue to hire across our business in a disciplined manner to support future growth initiatives. Our headcount growth may result in changes to certain employees’ adherence to our core company values. If we do not continue to maintain our adherence to our company values as we grow, including through any future acquisitions or other strategic transactions, we may experience increased turnover in a portion of our current employee base, which may compromise our ability to hire future employees. If we do not replace departing employees on a timely basis, our business and growth may be harmed.

Risks Related to Our International Operations

If we are not successful in expanding our operations and customer base internationally, our business and results of operations could be negatively affected.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 40% and 38% of our revenue for the nine months ended September 30, 2023, and the year ended December 31, 2022, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2023, approximately 41% of our full-time employees were located outside of the United States, with 8% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2023, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 80.2% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 8.3% of our outstanding classes of common stock as a whole, but controls approximately 22.3% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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

In addition, as of September 30, 2023, up to 34,397,200 shares of our Class B common stock and up to 21,456,612 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 48,846,956 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, certain of our employees may elect to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

(c) Issuer Purchase of Equity Securities.

The following table contains information relating to the repurchases of our Class A Common Stock made by us in the three months ended September 30, 2023.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2023	-	-	-	-
August 1 – August 31, 2023	-	-	-	-
September 1 – September 30, 2023	4,375	$7.34	-	-
Total	4,375		-

(1) Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We repurchased the shares from the former employees’ at the respective original exercise prices.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended September 30, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Stephanie Buscemi - Chief Marketing Officer	Adoption	8/9/2023	X		854,050(1)	11/15/2024
Jonathan Chadwick - Director	Adoption	8/23/2023	X		66,500	11/22/2024
Jay Kreps - Chief Executive Officer	Adoption	9/14/2023	X		1,860,000	12/15/2024
Neha Narkhede - Director	Adoption	9/15/2023	X		358,050(2)	11/29/2024
Erica Schultz - President of Field Operations	Adoption	8/19/2023	X		1,301,019	11/15/2024
Rohan Sivaram - Chief Financial Officer	Adoption	9/15/2023	X		100,456(3)	12/13/2024
Steffan Tomlinson - Former Chief Financial Officer	Termination	8/17/2023	X		800,000	11/17/2023
Eric Vishria - Director	Adoption	8/29/2023	X		530,000	1/21/2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Includes the potential sale of up to 854,050 of our Class A Common Stock, which includes 43,484 shares of our Class A Common Stock that are subject to restricted stock unit awards previously granted to Ms. Buscemi that may vest and be released to Ms. Buscemi during the period from May 20, 2023 to August 20, 2024, and up to 934 shares of our Class A Common Stock that Ms. Buscemi may purchase under our 2021 Employee Stock Purchase Plan. The actual number of shares that will be sold under the Rule 10b5-1 trading plan will be (i) the net number of shares available upon vesting of the restricted stock units covered by the plan, after giving effect to the sale of certain such shares to satisfy tax withholding obligations pursuant to Confluent’s non-discretionary sell-to-cover requirement and (ii) reduced by any shares sold in accordance with an existing plan prior to its expiration on November 10, 2023.

(2) The actual number of shares that will be sold under the Rule 10b5-1 trading plan will be reduced by the number of shares sold in accordance with an existing plan prior to its expiration on November 16, 2023.

(3) Includes the potential sale of up to 100,456 shares of our Class A Common Stock, which includes 29,456 shares of our Class A Common Stock that are subject to restricted stock unit awards previously granted to Mr. Sivaram that may vest and be released to Mr. Sivaram during the period from September 20, 2023 to November 20, 2024 (the “Sivaram RSU Shares”). The actual number of Sivaram RSU Shares that will be sold under the Rule 10b5-1 trading arrangement will be a designated percentage of the net number of shares available upon vesting of the restricted stock units covered by the plan, after giving effect to the sale of certain such shares to satisfy tax withholding obligations pursuant to Confluent’s non-discretionary sell-to-cover requirement.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	10-Q	001-40526	3.2	5-3-2023
10.1+	Promotion Letter between Confluent, Inc. and Rohan Sivaram, dated August 1, 2023.	8-K	001-40526	10.1	8-2-2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date:	November 1, 2023

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rohan Sivaram
Name:	Rohan Sivaram
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Ying Christina Liu
Name:	Ying Christina Liu
Title:	Chief Accounting Officer (Principal Accounting Officer)