Form 10-K
period 2023-12-31
Confluent, Inc.
filed 2024-02-21
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of common stock on the Nasdaq Global Select Market on June 30, 2023, was approximately $7,356.7 million.

As of February 7, 2024, there were 225,856,765 shares of the Registrant’s Class A common stock and 86,765,099 shares of the Registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

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
•
the impact of, and our ability to operate our business and effectively manage our growth under, evolving and uncertain macroeconomic conditions, including as a result of inflationary pressures, geopolitical events, and recessionary environments;
•
future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•
the costs and success of our sales and marketing efforts, including in connection with our shift to a consumption-oriented sales model for Confluent Cloud, and our ability to promote our brand;
•
our growth strategies for, and market acceptance of, our platform, as well as our ability to execute such strategies;
•
the estimated addressable market opportunity and our ability to penetrate such market;
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

We also use our X (Twitter), LinkedIn, and Facebook accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our SEC filings, webcasts, press releases, public conference calls, and blogs published on our website. The information we post through these channels is not a part of this Annual Report on Form 10-K. These channels may be updated from time to time on our investor relations website.

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

The leading open source offering for setting data into motion, Apache Kafka, was originally created by our founders while at LinkedIn in 2011 and brought to the mainstream a new paradigm of data processing. However, this was only the beginning. Confluent was founded to create a product that could make data in motion the central nervous system of every company in the world.

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

Our open source roots are a key driver of our go-to-market success. Apache Kafka has become the industry standard for data in motion. It is one of the most successful open source projects, estimated to have been used by over 75% of the Fortune 500. Modern applications are expected to integrate with Apache Kafka, and the technical skill set for Kafka has become a critical requirement in the industry. Confluent’s products provide the capabilities of Apache Kafka but do so on a platform built for the cloud, complemented by connectivity to the larger enterprise, and with the ability to process and govern at scale. The developer community understands the benefits of a complete data streaming platform. Consequently, software developers within our prospective customers’ engineering or IT departments are often very familiar with our underlying technology and value proposition and evangelize on our behalf.

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

Customers who have deployed Confluent often see substantial cost savings versus similar deployments using only open source Apache Kafka or a competing offering, with key categories of savings across infrastructure spend, development and operational resources required, and costs associated with downtime and security breaches. We have heavily invested in enterprise-ready features that complete and extend open source Apache Kafka by simplifying its infrastructure, extending its compatibility to the surrounding data ecosystem, and ensuring security and reliability at scale. As a result, companies who utilize Confluent as their central nervous system are able to avoid many of the steps that would normally be required to develop a complex data streaming system at scale and may simply leverage Confluent’s fully managed, pre-built, and enterprise-grade features. This allows customers to spend less time building core features from scratch, and devote fewer engineering hours to operations and maintenance.

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

The following are two essential attributes of a central nervous system from a data-in-motion perspective:

1.
A full central nervous system must be able to connect and react to data wherever it exists, whether in an on-premise data center or in the public or private cloud.
2.
It must also be able to span all environments while unpacking the “data mess”- i.e., the patchwork of different data ecosystems, applications, and systems created by both modern real-time use cases, while satisfying the security and compliance requirements of legacy environments.

Confluent’s offering spans both of these requirements. We provide an on-premise offering (Confluent Platform) for deployments that must remain on-premise, and we also provide a fully-managed SaaS offering (Confluent Cloud) that is entirely cloud-native. And with engineered features like Cluster Linking, we provide a seamless experience to create a consistent data fabric across the entire offering that is highly performant with low latency.

Additionally, a high-performance, low-latency infrastructure for harnessing data in motion requires operating wherever a customer’s applications and systems reside. Customers with applications in a particular cloud would use Confluent Cloud in that cloud provider and region. Customers with applications on premises, or on a private cloud, would use Confluent Platform in that data center. Customers with both on premises and cloud, or even multiple clouds, need Confluent in each of these environments. Together, these solutions can act as one unified fabric for data streams that connect all of these customer environments.

In addition, Confluent’s solution is differentiated from other offerings in the following three ways:

•
Cloud-Native. Operating natively in the cloud is fundamentally different and requires a completely different feature set to enable elasticity and scalability, cutting right to the heart of the design of data systems. With this in mind, we have heavily invested in rearchitecting the technologies underlying data in motion, including Apache Kafka, with our purpose-built Kora engine, which powers Confluent Cloud and offers true cloud functionality for data in motion. Our Kora engine is designed to be fully compatible with open source Apache Kafka, but is designed from the ground up to be a true managed service.

Additionally, we offer a high-velocity, frictionless pay-as-you-go model, allowing developers to easily sign up without having to enter a credit card, experience and see the value of Confluent, and seamlessly transition to only being billed for what is used. The combination of these capabilities and features creates a compelling and simple solution for developers looking to build upon data in motion in the cloud and for enterprises looking for a secured, governed enterprise solution. With Confluent, developers and enterprises alike can focus on their applications and drive value without worrying about the operational overhead of managing data infrastructure.

•
Complete. A complete solution requires more than just data streaming capabilities - rather, customers need a true data streaming platform that allows them to stream, connect, process, and govern their data. We have created a complete data streaming platform, by leveraging capabilities from open source Apache Kafka with our significant proprietary capabilities. Our technology moves and processes data concurrently, with specific tools such as ksqlDB, a native data-in-motion database that allows users to build data-in-motion applications using just a few SQL statements, as well as over 120 connectors, which allow users to easily stream data between our data streaming platform and other data systems. Our robust capabilities dramatically enhance developer productivity, increase ease of operations, and provide enterprise-level security, governance, resilience, and expertise in a complete platform, providing significant benefits over companies trying to build these complex features on their own. Our acquisition of immerok GmbH, an Apache Flink stream processing managed services company, will enable us to make Confluent Cloud even more compelling by adding support for Flink, a powerful technology for building stream processing applications and one of the most popular Apache open source projects.

In addition to the streaming, connecting, and processing capabilities mentioned above, we also offer a full Stream Governance suite purpose-built for data in motion. Stream Governance establishes trust in the real-time data moving throughout the business and delivers an easy, self-service experience that enables more teams to discover, understand, and put their data streams to work. With trusted, high-quality data streams, self-service data discovery, and insights into complex data relationships, teams can safely accelerate data streaming initiatives without bypassing controls for risk management or regulatory compliance.

•
Everywhere. We have built a truly hybrid and multi-cloud offering. We can support customers in their cloud and multi-cloud environments, on-premises, or a combination of both. From early on, we recognized that the journey to the cloud is not overnight or simple, and in order for our customers to effectively digitally transform, they require a fundamental data streaming platform that can integrate seamlessly across their entire technology environment. We offer this essential capability and enable organizations to seamlessly leverage data in motion across their public cloud, private cloud, and data center environments, ensuring total connectivity throughout an organization. For enterprises that are increasingly expanding internationally, Confluent’s multi-cloud support also enables organizations to leverage data in motion across multiple data centers and providers, stretched around the world. For enterprises that want to be hybrid cloud, we are able to extract information from the entirety of their infrastructure, allowing us to act as the bridge that unites legacy systems in older environments with modern applications in the cloud. This ability to let customers embrace the new without having to fully replace everything that is old is a critical point of differentiation and a critical element in the cloud adoption strategy of many of our customers.

Our Virtuous Cycle: Powerful Network Effects Drive Further Confluent Adoption

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

Key Benefits to Our Customers

Our platform delivers the following key business benefits to our customers:

•
Deliver data as a product to optimize efficiency and scalability. Customers can use Confluent to transform data correctly the first time, eliminating the need for future separate downstream transformations. Applications that require data can simply connect to Confluent with no additional transformations needed.

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

•
Accelerated Time-to-Market. Speed is essential for our customers, as they seek to disrupt established industries or innovate to fend off emerging disruptors. Our fully-managed cloud-native service enables our customers to start developing instantly, without any internal or external operational barriers. With our new Stream Governance suite, we offer the industry’s only fully managed data governance suite purpose-built for Apache Kafka and the intricacies of data streaming. As mentioned earlier, Stream Governance establishes trust in the real-time data moving throughout the business and delivers an easy, self-service experience that enables more teams to discover, understand, and put their data streams to work. With trusted, high-quality data streams, self-service data discovery, and insights into complex data relationships, teams can safely accelerate data streaming initiatives without bypassing controls for risk management or regulatory compliance.

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

•
Continue our Focus on our Customer Growth Go-To-Market Model. Our integrated customer growth go-to-market model is “consumption-oriented”, meaning that our success is tied to our customers’ actual usage of and success with our product. The model is designed to drive business growth by mapping the customer journey from initial interest, to pilot, to first production project, to an integrated platform across the enterprise. We intend to develop our strategy of garnering customer signups, converting to paid customers, expanding long-term consumption through additional use cases and rapidly delivering customer value. We will continue to offer a range of services and training offerings, partnering with our customers to increase the value they realize from our solution and thereby increase their consumption of our offering.

•
Enterprise-Wide Adoption via Use Case Expansion. After acquiring a new customer, we seek to grow our footprint by solving additional use cases for that customer. Since we are a fundamental data infrastructure platform, the use cases we can address are wide-ranging, and our use case framework includes both horizontal IT workloads such as pipelines to cloud databases and data warehouses, microservices-based application development, and mainframe integration, as well industry-specific use cases such as faster and smarter real-time fraud detection. We enjoy a powerful network effect as we enter organizations; once one application is connected to Confluent, our customers often connect other applications to that first application, which can result in a flywheel where Confluent can permeate the enterprise. We believe Confluent can become the central nervous system of modern enterprises at scale.

•
Extend our Product Leadership and Innovation. We pioneered the category of harnessing the power of data in motion and are committed to innovating to extend our product leadership. We will continue to build out our platform, add more capabilities, build more applications, and invest in developing technology that increases developer productivity and promotes rapid customer success. To offer some examples of this commitment to our user community:
•
We re-architected Kafka with Kora, which powers Confluent Cloud to be a fully-managed cloud service with significant performance gains over open source Apache Kafka.
•
We built a fully-managed Apache Flink service that allows teams to create high-quality, reusable data streams that can be delivered anywhere in real time.
•
We developed Stream Governance, the industry’s only fully-managed data governance suite for Apache Kafka.

•
Continue to Invest in the Open Source Community. Our open source roots provide a large pool of targeted developers and enterprises who are interested in or have already adopted open source Apache Kafka. These developers are readily able to use and benefit from our cloud-native service or enterprise-ready software. We are responsible for a majority of Apache Kafka commits and will continue to invest in delivering features to open source Apache Kafka in order to continue adding value to the Apache Kafka community, maintain our leadership standing in the new data-in-motion paradigm, and ensure that the open source benefits to our business continue.

•
Grow and Harness our Partner Ecosystem. We have built a powerful partner ecosystem encompassing the major cloud providers, global and regional systems integrators, and ISVs. Our partners include AWS, Microsoft, GCP, Accenture, Alibaba, Elastic, MongoDB, and Snowflake.

Additionally, our Connect with Confluent technology partner program allows our partner organizations to bring fully managed data streams directly to their customers through native integrations with Confluent Cloud. It also provides access to Confluent’s leading expertise for technical, sales, and marketing support to amplify go-to-market efforts and ensure customer success at every stage.

We intend to continue to invest in these relationships and build further partnerships to ensure our software is widely sold, distributed, and supported.

•
Expand Internationally. We believe markets outside of the United States present a significant opportunity for additional growth of our business. During the year ended December 31, 2023, our international revenue represented 40% of our total revenue, coming from customers in over 100 countries. We expect to continue to make significant investments to support our growth in our existing international markets and in penetrating additional international markets.

•
Expand the Scope of our Data Streaming Platform with Stream Processing, Connect, Governance, and Other Investments. We have made significant investments in our data streaming platform to enable customers to stream, connect, process, and govern their data in motion. With the addition of Flink to our existing investment in ksqlDB, we are leveraging a powerful technology for building stream processing applications with one of the most popular Apache open source projects. We will continue to expand the capabilities of our Connect framework to further allow Confluent to be the source of truth of and central nervous system for all of an organization’s data. And we will continue to invest in our Stream Governance suite to enable teams to manage all data streams while maintaining stream quality, security, and regulatory compliance. As the rise of real-time stream processing of data in motion continues to accelerate, we believe our investments in these areas position us well to capture this shift and use it to fuel further growth.

•
Grow Further Use Cases Up-The-Stack Leveraging our Strategic Position for Data in Motion. Data in motion is a disruptive new platform technology, and as such there are countless use-case focused opportunities up the stack. As we grow into our role as a central nervous system within companies, we believe we have an incredibly strategic position from which to grow into use-case specific adjacencies that apply data in motion. We see the potential for broad, cross-industry customer adoption of use cases around GenAI, machine learning, IoT, data integration, real-time analytics, real-time logistics, customer data unification, cloud migration, microservices, data sharing, as well as countless others.

We believe that increased adoption of these use cases will also drive demand for data streaming. For example, we believe that an acceleration in companies shifting to real-time data infrastructure will also increase our customers’ consumption as they seek to power more GenAI use cases for mission-critical business needs. We believe Confluent’s role in this architecture is to help customers assemble the real-time data that forms the appropriate context for powering these and other applications.

We believe we are strategically positioned to understand what these use cases are when reimagined around data in motion and to partner and/or build pre-packaged solutions purpose-built for these use cases.

Our Product Offering

Confluent’s full-featured data streaming platform provides a complete solution for working with data in motion, including the ability to read, write, store, capture, validate, secure, and process continuous streams of data. It also has features designed to fulfill the requirements of modern cloud infrastructure: it is a modern distributed system built to be secure, fault tolerant, and scalable elastically from a single application to hundreds or thousands of applications within an organization. In a world increasingly reliant on a hybrid and multi-cloud strategy, we enable customers to deploy across on-premise and cloud environments as needed and provide a seamless experience across the entire offering. We provide Confluent Platform for deployments that must remain on-premise, and we also provide Confluent Cloud, a fully-managed SaaS offering that is entirely cloud-native. Confluent Platform and Confluent Cloud offer unique benefits both individually in their respective environments and collectively as a single unified data streaming platform. And regardless of where our customers have their technology environments, we are able to deliver an integrated data streaming platform that can grow to become the core of their central nervous system.

•
Confluent Cloud is our fully-managed cloud-native offering, available on all of the major cloud providers (AWS, GCP, and Microsoft Azure). Confluent Cloud is offered to our customers via a pay-as-you-go model with no commitment, or via an annual, or multi-year, subscription model where customers draw down upon a committed dollar amount. Confluent Cloud offers several unique attributes:
▪
Serverless. Confluent Cloud offers self-serve provisioning with no complex cluster sizing, zero downtime, upgrades and bug fixes, elastic scaling, and the ability for customers to pay only for what they actually use.

▪
Complete. Confluent Cloud offers data compatibility with fully-managed Schema Registry, rapid development through fully-managed connectors, real-time processing with fully-managed ksqlDB, virtually infinite data retention, and committer-led support with contractual response times of 60 minutes or less for severe-impact issues. We have heavily invested in rearchitecting open source Apache Kafka with our purpose-built Kora engine, which powers Confluent Cloud. Our Kora engine is designed to be fully compatible with open source Apache Kafka, but is designed from the ground up to be a true managed service.
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

•
Confluent Platform is our enterprise-grade self-managed software offering, able to be deployed on-premises as well as across public and private cloud environments. Confluent Platform is offered to our customers via an annual or multi-year subscription. Confluent Platform offers several unique attributes:
▪
Unrestricted Developer Productivity. Confluent Platform offers developers the ability to build across multiple development languages, utilize a rich pre-built ecosystem of over 120 connectors, and benefit from a fully integrated data-in-motion database.
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

When customers use both Confluent Cloud and Confluent Platform for their cloud and on-premise deployments, they can leverage the full features and functionality of our unified data streaming platform. Many of the benefits that multi-cloud and hybrid customers derive from using either Confluent Cloud or Confluent Platform are amplified when connecting both across environments, and deployments across Confluent Cloud and Confluent Platform benefit from the following features and functionality that enable adoption of data in motion throughout an organization:

•
Rich Pre-Built Ecosystem
▪
Over 120 Pre-Built Connectors. We develop and work with partners who develop enterprise-ready connectors to easily integrate data and build applications. Connectors are supported by either Confluent or our partners.
▪
ksqlDB and Flink. ksqlDB is a database that unifies the processing of data in motion and data at rest. This enables customers to build applications that compute new stored data sets off continuous data streams or enrich data streams with stored data. It translates the near-universal SQL interface of traditional databases to the world of data in motion, making it accessible for the vast majority of software developers with minimal learning time. And with the addition of Flink to our existing investment in ksqlDB, we will allow customers to leverage one of the most popular Apache open source projects for building stream processing applications.

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
▪
Stream Governance. Stream Governance establishes trust in real-time data moving throughout the business. We offer an easy, self-service experience that enables more teams to discover, understand, and put data streams to work. With trusted, high-quality data streams, self-service data discovery, and insights into complex data relationships, teams can safely accelerate data streaming initiatives without bypassing controls for risk management or regulatory compliance.
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

Sales and Marketing

In order to fully capitalize on our large market opportunity, our sales and marketing teams are tightly integrated to execute upon a cohesive “consumption-oriented” go-to-market motion. The sales and marketing teams prioritize the core value of driving customer success and value in all strategies to acquire new customer accounts and grow our presence within existing customer accounts.

Our customer growth go-to-market model is centered around the Data in Motion Journey, from initial interest, to pilot, to first production project, to an integrated platform across the enterprise. Through mapping to the customer journey, we are able to drive customer value in a highly targeted manner, and our success is tied to our customers’ actual usage of and success with our product.

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

Our open source roots are a key driver to our go-to-market success. The expansive Apache Kafka technical community is fervently devoted to this technology, and often advocates for our technology even when we are not engaged in an organization. They see the value of Apache Kafka and the opportunity to benefit from a complete data streaming platform with Confluent. Consequently, our prospective customers are often very familiar with our underlying technology and value proposition, and are capable of evangelizing on our behalf.

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

Competition

Our market is highly competitive and characterized by rapid changes in technology, customer needs, frequent introductions of new offerings, and improvements to existing service offerings. Our competitors can be broadly segmented into three categories:

•
Open Source Kafka users. Our primary competition, especially on premise, is internal IT teams that are attempting to “do it themselves” using open source software. Our offering is substantially differentiated from Apache Kafka, and therefore companies using only open source tools do not benefit from our full product offering. As the move to the cloud increases, we expect that competition from open source alternatives will decrease as companies increasingly adopt fully-managed cloud solutions.

•
Cloud Service Provider Alternatives. Our principal competitors in the cloud are the well-established public cloud providers such as AWS that generally compete in all of our markets. These enterprises are developing and have released fully-managed, data ingestion, and data streaming products, such as Azure Event Hubs (Microsoft Corporation), Amazon Managed Streaming for Apache Kafka, Amazon Kinesis and Amazon DynamoDB Streams (AWS), and Cloud Pub/Sub and Cloud Dataflow (Google).

•
Competing Technologies and Legacy Vendors. On premise there are a number of vendors with legacy products that have pivoted into this space including TIBCO Streaming, Cloudera Dataflow, Redhat (IBM) AMQ Streams, and Oracle Cloud Infrastructure Streaming.

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

•
Completeness of offering
▪
a complete data streaming platform (not just low-level streaming);
▪
rich SQL-based stream processing;
▪
integrated data governance capabilities; and
▪
ease of integration with connectors to a wide variety of existing applications and IT and cloud infrastructure.

•
Availability of offering
▪
as a fully-managed service in the three leading public clouds;
▪
as a Kubernetes-based software offering for the private cloud;
▪
in legacy on-premise data centers as a software product; and
▪
ability to span all of these customer environments in one unified data-in-motion platform.
▪
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

Our Employees and Human Capital Resources

Our Community

Our employees are the power behind our innovation and the foundation of our business. Investing in our people is a high priority and we strive to enhance and advance our culture and community. As of December 31, 2023, we had 2,744 employees distributed across 24 countries. 59% of our employees at that time were located within the United States. Some individual employees outside of the United States may be members of trade unions or participate in staff representative bodies.

Culture and Values

Culture is about how employees of Confluent work together to get things done. While each team has distinct norms and practices, across Confluent we share a set of core values that guide who we hire and what kind of behavior is rewarded. Our five core values are:

•
Earn Our Customers’ Love

•
Be Smart, Humble, and Empathetic

•
Be Fired Up and Get Stuff Done

•
Be Tasteful, Not Wasteful

•
One Team

Leadership Principles

Our leadership principles outline a shared set of expectations for how we think and act at Confluent. They amplify our core values and provide a blueprint for how we deliver on our mission and goals. While we believe every employee has the potential to demonstrate leadership in their day-to-day work, our leadership principles are especially designed to guide and support people managers in becoming the best leaders they can be. Our leadership principles are:

•
People Matter
•
Seek the Truth
•
Prioritize Ruthlessly
•
Inspire Excellence
•
Optimize for ROI
•
Be Open and Honest
•
Think Long Term
•
Lead with Courage and Honor

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

Learning and Development

We strive to provide a culture of growth and learning where employees can try new things and continually grow and develop. We offer a variety of resources to support this effort, including leadership development programs and coaching for managers, professional and life skills coaching, ongoing training, and on-demand e-learning platforms for employees. Additionally, our quarterly check-ins facilitate development conversations between managers and employees.

At Confluent, we engage in a robust annual objectives and key results planning process, with annual and mid-year performance reviews and calibration sessions. These, along with quarterly check-ins, ensure employees receive the guidance and feedback they need to succeed. Additionally, our senior leaders participate in annual talent reviews, succession planning, and organization assessments to identify, grow, and retain our talent bench.

Asynchronous Remote-First Work Environment

Confluent is a remote-first work culture. We care more about how our employees work than where they work. Our remote-first model provides more flexibility for employees and broader access to talent. It also better positions us to support our global customer base.

We provide a number of tools and resources to support, connect, and enable our employees to be successful in this environment. Our team of “Experience Ambassadors,” located in almost every region where we operate, helps to bring our employees together at different times throughout the year. We regularly offer activities to engage with coworkers both in person and virtually. We also introduced “FlexDesk” to provide employees and teams an on-demand, professional space to meet in person.

Compensation and Benefits

We aim to provide compensation and benefits that are equitable, competitive, and meet the diverse needs of our global workforce. We believe it is important for our employees to have a stake in our success, which is why our total compensation packages include both cash and equity components for most roles.

In addition to our robust suite of medical, dental, vision, and retirement benefits, we provide employees access to mental wellbeing resources, family building benefits, and a comprehensive paid leave program.

In addition, we believe that our remote-first model will enable us to attract top talent and provide employees the flexibility they increasingly seek.

Diversity and Inclusion

We are committed to the principles of inclusion, fairness, and equality. We believe that this commitment makes us a stronger, more vibrant, and more innovative company. We seek to build a global environment where every employee, regardless of background, identity, or life experience, has an equal opportunity to grow and thrive.

There are currently eight Employee Resource Groups (“ERGs”) at Confluent, each with senior executive sponsorship, ERG leadership, and active employee participation. We provide budget and support resources for each group, enabling global programming for heritage months, days of acknowledgement, and celebrations. We are proud to have a strong culture of empathy and inclusion, where we empower all employees to bring their whole selves to work.

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

As of December 31, 2023, we hold five U.S. patents and have nine pending patent applications. We do not hold any non-U.S. patents. The patents are scheduled to expire in 2042. As of December 31, 2023, we own five registered trademarks in the United States, one trademark application pending in the United States, 41 registered trademarks in various non-U.S. jurisdictions, and three trademark applications pending in various non-U.S. jurisdictions.

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

x

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
•
Macroeconomic uncertainty, unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, reductions in information technology spending, or inflation, have impacted and may continue to impact our ability to grow our business and negatively affect our results of operations. In particular, we have experienced and may continue to experience longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine and in the Middle East.
•
We derive substantially all of our revenue from our data-in-motion offering. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.
•
We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption or increased consumption, including following our shift to a consumption-oriented sales model for Confluent Cloud, our growth, business, results of operations, and financial condition could be harmed. Reduced consumption by, or the loss or expected loss of, customers has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition.
•
Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offering. In particular, any challenges in connection with our shift to a consumption-oriented sales model for Confluent Cloud may adversely impact our ability to meet our sales forecasts, cause delays in our sales cycle, result in attrition among our sales personnel, and result in increased costs, any of which would harm our growth, business, results of operations, and financial condition.
•
If we are unable to attract new customers or expand our potential customer and sales pipeline, our business, financial condition, and results of operations will be adversely affected.

•
Our business depends on our existing customers renewing their subscriptions and usage-based commitments, purchasing additional subscriptions and usage-based commitments, and expanding their use of our offering.
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
•
If we, or third parties upon which we rely, experience a security incident compromising the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, we could experience adverse consequences resulting from such compromise, including but not limited to, reputational harm, a reduction in the demand for our offering, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, or other adverse consequences.
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

Our revenue was $777.0 million, $585.9 million, and $387.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offering, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:

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
•
continue investing in our sales and marketing function to support our growth, reduce the time for new sales personnel to achieve desired productivity levels, and successfully shift to a consumption-oriented sales model;

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

In addition, we expect to continue to expend substantial financial and other resources on:

•
expansion and enablement of our sales, services, and marketing organization to increase brand awareness and drive adoption and consumption of our offering;
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

We have experienced net losses in each period since inception. We generated a net loss of $442.7 million, $452.6 million, and $342.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1,644.2 million. While we have experienced significant revenue growth in certain recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption and consumption, expand the use and consumption of our offering by existing customers, successfully shift to a consumption-oriented sales model for Confluent Cloud, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. In particular, we have limited experience operating our business at current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. We recently also undertook an internal restructuring, including a reduction in force, and increased focus on operating efficiencies and margin improvements. Further, we have experienced, and in future periods, may continue to experience, slower revenue growth, and our revenue could decline for a number of reasons, including shifts in our offering and revenue mix, slowing demand for our offering, increasing competition, decreased productivity of our sales and marketing organization and effectiveness of our sales and marketing efforts to acquire new customers, retain existing customers or expand existing subscriptions and usage-based commitments, strategic focus on operating efficiencies and margin improvements, changing technology, a decrease in the growth of our overall market, our failure, for any reason, to continue to take advantage of growth opportunities, or our failure to adapt and respond to inflationary factors affecting our business or future economic recessions. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Annual Report. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Macroeconomic uncertainty, unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, reductions in information technology spending, or inflation, have impacted and may continue to impact our ability to grow our business and negatively affect our results of operations.

Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including rising interest rates, bank failures, international trade relations, political turmoil, potential U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility has adversely affected and may continue to adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and may continue to experience longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine and in the Middle East. We have operations and customers in Israel, and many of our customers in other regions have substantial operations and customers in Israel. We believe the uncertainty and disruption resulting from the conflict has negatively impacted certain of these customers and their consumption of our offering. Our growth, business, and results of operations could be further negatively impacted if the current armed conflict in Israel and the Gaza Strip continues, worsens or expands to other nations or regions, including if our customers are harmed and reduce their engagement with or consumption of Confluent. Actual or potential U.S. federal government shutdowns have also resulted in uncertainty and disruption for certain of our customers, which have negatively impacted and may continue to negatively impact their consumption of our offering. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or other period when IT budgets are growing at a slower rate or contracting growth, these customer dynamics may be exacerbated. These customer dynamics have had and may continue to have negative impacts on our revenue, business, and results of operations and have resulted and may in the future result in strategic changes in our focus on growth versus operating efficiency, margin improvements, and profitability. For example, we recently adjusted our cost structure and reduced our overall headcount. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

We derive substantially all of our revenue from our data-in-motion offering. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from sales of, and additional services related to, our data-in-motion offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing more features and functionality for such offering. Our growth will depend in large part on enabling additional use cases for our customers after they initially adopt our offering, ranging from industry-specific use cases, including generative AI (“GenAI”) use cases, to use cases generated by the network effects of connecting multiple applications within an enterprise. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our offering as a preferred data streaming platform, particularly when compared to open source alternatives developed internally by customers. As such, market adoption of our offering is critical to our continued success. Demand for our offering has been and will continue to be affected by a number of factors, including market acceptance of our offering, customers’ perception of the value of our offering compared to alternatives, including open source alternatives, use case expansion by existing customers and potential new customers, effectiveness of our sales and marketing strategy and team, the extension of our offering to new applications and use cases, the timing of development and release of new offerings by us and our competitors, technological change, growth or contraction of the market in which we compete, customers optimizing consumption and prioritizing cash flow management, and customer information technology spending budgets, which may be reduced during periods of high inflation or in recessionary or uncertain economic environments and may be impacted by geopolitical events such as the ongoing conflicts around the world. Failure to successfully address these factors, satisfy customer demands, achieve continued market acceptance over competitors, including open source alternatives, and achieve growth in sales of our offering would harm our business, results of operations, financial condition, and growth prospects.

We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.

While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 52% and 61% of our subscription revenue for the years ended December 31, 2023 and 2022, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption or increased consumption, including following our shift to a consumption-oriented sales model for Confluent Cloud, our growth, business, results of operations, and financial condition could be harmed.

We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service. We have less experience marketing, determining pricing for, and selling Confluent Cloud. As a result, our shifts in sales strategy focused on customer acquisition for Confluent Cloud and a consumption-oriented sales model could result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to Confluent Cloud, given that subscriptions to Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud also involves landing customers at low entry points, including starting with our free Confluent Cloud trial and pay-as-you-go, which have no commitments. There can be no assurance that such customers will enter into commitments with us, expand their existing commitments, or ramp their usage of Confluent Cloud, even following our shift in our sales strategy to a consumption-oriented model. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all. The growth rate of our Confluent Cloud revenue is also expected to fluctuate over time, including due to the usage-based nature of Confluent Cloud, customer adoption trends, and our near-term plan to accelerate our planned shift toward a consumption-oriented sales model for Confluent Cloud. The success of this planned shift will depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offering, and managing expected reductions in commitments for Confluent Cloud. We also believe certain customers are reluctant to make large and long-term commitments for Confluent Cloud, which has led to historical misalignment between our focus on upfront commitments and customer preferences. Growth of Confluent Cloud consumption may be harmed if we do not manage these factors effectively in shifting our sales model to be oriented toward consumption. Our business and growth will also be negatively impacted if we do not experience the expected benefits from the shift toward a consumption-oriented sales model during or following its implementation, including if we continue experiencing headwinds on consumption, use case expansion or adoption of Confluent Cloud due to other factors. To expand usage of and our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, successfully demonstrate the value of Confluent Cloud over alternatives, including open source alternatives, cultivate relationships with potential customers in key industries and sectors, rapidly convert the sales pipeline into new customers and continue to expand and improve the productivity and incentive alignment of our sales and marketing organization. To increase market adoption and expand the customer base for Confluent Cloud, we have also been targeting the commercial customer segment, comprised of small to medium-sized companies, including early-stage companies, as part of our overall sales and marketing strategy for Confluent Cloud. These customers typically demand faster deployment of Confluent Cloud within their organizations and prioritize ease of use. In addition, the sales cycle for these customers is typically shorter, requiring accelerated ramp time of our sales force and higher velocity marketing strategies. We have also historically targeted larger enterprise customers as part of our overall sales and marketing strategy, but expect to refine that strategy from time to time, including in connection with our planned shift to a consumption-oriented model for our sales motion. Reduced consumption by, or the loss or expected loss of, customers has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition. If we are unsuccessful in these and our other efforts to drive market adoption of and expand usage of and the customer base for Confluent Cloud, or if we do so in a way that is not profitable, fails to compete successfully against our current or future competitors, or fails to adequately differentiate Confluent Cloud from open source alternatives, our growth, business, results of operations, and financial condition could be harmed.

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

Our data streaming platform combines and expands upon functionality from numerous traditional product categories, and hence we compete in each of these categories with products from a number of different vendors. Our primary competition, especially on-premise, is internal IT teams that develop data infrastructure software using open source software, including Apache Kafka. Our principal competitors in the cloud are the well-established public cloud providers that compete in their respective clouds. These enterprises are developing and have released managed service offerings for real-time data ingestion and data streaming, such as Azure Event Hubs (Microsoft Corporation), Amazon Kinesis, Amazon MSK, and Google Cloud Pub/Sub and Dataflow. On premise, there are a number of vendors with legacy products that have pivoted into this space including Cloudera Dataflow, TIBCO Messaging, and Red Hat AMQ Streams.

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
•
the completeness of our offering, including as a complete data streaming platform, and our ability to offer rich SQL-based stream processing, integrated governance capabilities, and connectors to existing applications and IT and cloud infrastructure;
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

Our results of operations and key metrics, including subscription revenue, NRR and customers with $100,000 or greater in ARR, have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and period-over-period comparisons of our operating results and key metrics may not be meaningful or accurately measure our business. In addition to the other risks described herein, factors that may affect our results of operations include the following:

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
•
fluctuations in demand for, and our ability to effectively and competitively price, our offering;
•
fluctuations in usage of Confluent Cloud under usage-based commitments and pay-as-you-go arrangements;
•
our ability to attract new customers;
•
our ability to retain our existing customers, particularly large customers, secure renewals of subscriptions and usage-based commitments, as well as the timing of customer renewals or non-renewals, and drive their increased consumption of Confluent Cloud;
•
customer retention rates and the pricing and quantity of subscriptions renewed, as well as our ability to accurately forecast customer consumption, expansions, and renewals;
•
downgrades in customer subscriptions or decreased consumption;
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
•
changes in customers’ budgets, consumption, and timing of their budget cycles and purchasing decisions, including due to macroeconomic factors and currency exchange rate fluctuations;
•
our ability to control costs, including hosting costs associated with Confluent Cloud and our operating expenses, and to realize operating efficiencies in connection with the restructuring actions we commenced in January 2023, or the Restructuring Plan;
•
the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•
timing of hiring personnel for our research and development and sales and marketing organizations;
•
the amount and timing of non-cash expenses, including stock-based compensation expense and other non-cash charges;
•
the amount and timing of costs associated with recruiting, educating, and integrating new employees and retaining and motivating existing employees, including in connection with our shift to a consumption-oriented sales model for Confluent Cloud;
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

The calculation methodology of our key metrics, including adjustments in methodologies from time to time, may also result in fluctuations in period-over-period results that may not be indicative of our long-term performance or that result in differing interpretations of trends in our business. For example, commencing with the first quarter of 2023, we began calculating ARR with respect to Confluent Cloud customers by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, which impacted our methodology for NRR and customers over $100,000 in ARR as well. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Business Metrics.” While we believe this change in ARR methodology better aligns with how our management assesses ARR internally and better reflects actual customer behavior, it assumes Confluent Cloud consumption trends over 12-month periods based on three months of actual consumption, which does not account for future fluctuations and unpredictability in consumption rates or reflect trends in the growth or contraction of subscriptions over time. Further, we have experienced fluctuations in NRR and, as Confluent Cloud’s contribution to our revenue continues to increase, we expect to continue to experience increased volatility in NRR as our customers’ consumption trends may vary significantly across quarters for various reasons, including due to uncertainty in expected consumption ramp of a customer, our increasing prioritization of consumption over commitment for Confluent Cloud, and pricing of Confluent Cloud, as well as factors outside our control such as macroeconomic uncertainty and its effects on customers’ IT spending and customers’ organizational and business changes. As a result, our short-term NRR trends may be less indicative of longer-term timing and pace of Confluent Cloud customer expansion.

Because our customers have flexibility in the timing of their consumption of Confluent Cloud, we will have less visibility into the timing of revenue recognition compared to a subscription-based model. For example, we have experienced customers preferring a usage-based arrangement for consuming Confluent Cloud, where they can make smaller commitments, versus large upfront commitments, which has been driven in part by uncertain macroeconomic and geopolitical conditions. If we experience fluctuations in customer consumption, our actual results may differ from our forecasts, and our business, financial condition, and results of operations could be adversely affected.

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

Our revenue mix is varied based on the revenue recognition principles applicable to our offering. We recognize a portion of revenue from sales of subscriptions to Confluent Platform up front when our term-based license is delivered. The remainder, constituting post-contract customer support, maintenance, and upgrades, referred to together as PCS, comprises the substantial majority of the revenue and is recognized ratably over the subscription term. Customers may use Confluent Cloud either without a commitment contract, which we refer to as pay-as-you-go, or on a usage-based commitment contract of at least one year in duration. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based commitments are billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. Historically, our Confluent Cloud sales have been individually smaller, with varied usage levels from such customers over time, which may continue as we target the commercial customer segment as part of our sales strategy for Confluent Cloud. However, larger Confluent Cloud sales, including those with terms over one year, may also result in greater variations in usage levels due to the timing and size of those commitments. In addition, we have experienced and expect to continue experiencing an increased contribution from Confluent Cloud to our revenue mix. Macroeconomic impacts have caused, and may continue to cause, longer sales cycles compared to prior periods. As a result, there may be fluctuations in revenue period over period as revenue is dependent on varying patterns of customer consumption and timing of sales of Confluent Platform, which can result in larger upfront revenue recognition upon delivery of the term-based licenses, as well as revenue mix. In addition, we may experience fluctuations in margins as a result of high cloud infrastructure costs resulting from increased Confluent Cloud sales. Future fluctuations in our revenue and results across periods, including due to further changes in our revenue mix, may make it difficult to assess our future growth and performance.

Downturns or upturns in our sales may not be immediately reflected in our financial position and results of operations.

We recognize a significant portion of our revenue ratably over the term of Confluent Platform subscriptions. As a result, any decreases in new subscriptions or renewals in any one period may not immediately be fully reflected as a decrease in revenue for that period but would negatively affect our revenue in future quarters, even though such a decrease would be reflected in certain of our metrics as of the end of such period, including RPO. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of the subscription. In addition, fluctuations in usage under our usage-based Confluent Cloud offering or monthly subscriptions for our pay-as-you-go offering could affect our revenue on a period-over-period basis. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock would decline substantially, and we could face costly lawsuits, including securities class actions.

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

It is difficult to predict customer adoption rates, consumption, and demand for our offering, the entry of competitive products or the future growth rate and size of the data infrastructure market. The expansion of this market depends on a number of factors, including the cost, performance, and perceived value associated with data infrastructure platforms as an alternative or supplement to legacy systems such as traditional databases, as well as the ability of platforms for data in motion to address heightened data privacy and security concerns. If we have a security incident or third-party cloud service providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for products as a whole, including our offering, may be negatively affected. In addition, many of our potential customers have made significant investments in alternative data infrastructure platforms and may be unwilling to invest in new products, such as our offering. If data-in-motion technology does not achieve market acceptance, including from rapidly evolving markets or industries, such as GenAI, or there is a reduction in consumption or demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data privacy and security concerns, governmental regulation, competing technologies and products, decreases in information technology spending or otherwise, the market for our offering might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition, and results of operations.

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

Our professional services business, which engages with customers to help them in their strategy, architecture, and adoption of a data streaming platform, has grown as we have scaled our business. We believe our investment in professional services facilitates the adoption of our offering, especially with larger customers. As a result, our sales efforts have focused on marketing our offering to larger customers, rather than the profitability of our professional services business. If we are unable to successfully manage the growth of this business and improve our profit margin from these services, our business, financial condition, and results of operations will be harmed.

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

We sell to U.S. Federal, state, and local government customers, as well as foreign and governmental agency customers, generally through resellers. Sales to such entities, whether direct or indirect, are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracting with certain federal government entities (or resellers to such entities) requires additional compliance from us and our offerings, including with contractual requirements, regulations, and Executive Orders; compliance with such requirements may require us to change certain of our operations and involve significant effort and expense, which could harm our margins, business, financial condition, and results of operations. If we fail to achieve compliance with these standards and requirements, we may be disqualified from selling our offerings to such governmental entities, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government contracting requirements may also change and in doing so restrict our ability to sell into the government sector until we have complied with such requirements. Further, achieving and maintaining certain government certifications, such as U.S. Federal Risk and Authorization Management Program (FedRAMP) authorization for Confluent Cloud, may require significant upfront cost, time, and resources. If we do not obtain U.S. FedRAMP authorization for Confluent Cloud, we will not be able to sell Confluent Cloud, directly or indirectly, to certain Federal government and other public sector customers as well as private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against larger enterprises whose competitive offerings are FedRAMP authorized. Further, there can be no assurance that we will secure commitments or contracts with government entities even if we obtain such certifications, which could harm our margins, business, financial condition, and results of operations. Government demand and payment for our offerings have been and may in the future be negatively impacted by public sector budgetary cycles and funding authorizations, such as federal government shutdowns, with funding reductions or delays adversely affecting public sector demand for our offering.

Further, governmental entities or resellers to such entities may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers. Such entities or resellers may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons, some of which may be outside our control. Any termination for default/cause may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations. Governments and whistleblowers routinely investigate and audit government contractors’ administrative processes and compliance with applicable legal requirements. An unfavorable investigation or audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, suspension or debarment from government contracting, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, including under the False Claims Act, which could adversely affect our results of operations and reputation.

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

We have funded our operations since inception primarily through equity and debt financings and sales of our offering. While we have taken steps aimed at improving our operating efficiency, including our Restructuring Plan, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur additional debt, the debt holders, together with holders of our outstanding convertible notes, would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including through future issuances of equity-linked or derivative securities, our existing stockholders could experience further dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

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

Risks Related to Cybersecurity

If we, or third parties upon which we rely, experience a security incident compromising the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, we could experience adverse consequences resulting from such compromise, including but not limited to, reputational harm, a reduction in the demand for our offering, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, or other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, may process sensitive data, which may include personal information and our or our customers’ or other third parties’ sensitive, proprietary, and confidential information. As a result, we and the third parties upon which we rely, face a variety of evolving threats, which could cause security incidents. Security incidents that compromise the confidentiality, integrity, and availability of this information could result from cyber-attacks, computer viruses (such as worms, spyware, or other malware), social engineering (including phishing), ransomware, supply chain attacks, denial of service attacks, credential harvesting or stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, including personnel who have authorized access to our systems and/or information, and security vulnerabilities in the software or systems on which we rely, including third-party systems. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. We have also experienced, and may in the future experience, cybersecurity incidents resulting in inadvertent disclosures of confidential information, including source code, caused by accidental actions or inactions by personnel who have authorized access to our systems and the systems of third-party repositories of such information. If our personnel access authorization policies and processes for our systems and/or information are too permissive, we may experience additional security incidents due to errors or malfeasance from our personnel, customer dissatisfaction, or increase the risk of third-party breaches or cyber-attacks. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of GenAI, technologies.

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

Our offering and data streaming platform are complex and, like all software, may contain undetected defects or errors. We are continuing to evolve the features and functionality of our data-in-motion platform through updates and enhancements, and as we do so, we may introduce additional defects or errors that may not be detected until after deployment by our customers. In addition, if our platform is not implemented or used correctly or as intended, inadequate performance and disruptions in service may result. Moreover, if we acquire companies or integrate into our platform technologies developed by third parties, we may encounter difficulty in incorporating the newly-obtained technologies into our platform and maintaining the quality standards that are consistent with our reputation. Since our customers use our data streaming platform for important aspects of their business, any actual or perceived errors, defects, bugs, or other performance problems could damage our customers’ businesses. Any defects or errors in our data-in-motion platform, or the perception of such defects or errors, could result in a loss of, or delay in, market acceptance of our offering, loss of existing or potential customers, and delayed or lost revenue and could damage our reputation and our ability to convince enterprise users of the benefits of our offering.

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

Our continued growth depends in part on our ability to provide a consistently reliable data streaming platform. If we are unable to do so due to vulnerabilities in programming, coding errors, outages caused by our platform’s complexity or scale or due to disruptions in cloud services, or because the systems complexity and scale result in extended outages, we may experience a loss of customers, lost or delayed market acceptance of our offering, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, and the diversion of our resources.

It may become increasingly difficult to maintain and improve the performance of Confluent Cloud as our customer base grows and Confluent Cloud becomes more complex. We may experience disruptions, outages, and other performance problems in Confluent Cloud due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, denial of service attacks, issues with third-party cloud hosting providers, or other security-related incidents. To date, we have not completed an end-to-end test of all recovery scenarios for the Confluent Cloud offering and, as such, our recovery plans may not resolve disruptions, outages or other performance problems as quickly or as fully as we intend. To the extent that we do not effectively address recovery scenario planning, capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our reputation, business, financial condition, and results of operations may be adversely affected.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act, or CCPA, imposes several obligations on covered businesses, including requiring specific disclosures in privacy notices related to a business’s collection, use, and sharing of personal information, implementing new operational practices, and honoring requests from California residents to exercise certain privacy rights related to their personal information. The CCPA contains civil potential penalties for noncompliance of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, which became effective January 1, 2023, expands the CCPA’s requirements including by applying to personal information of business representatives and employees and establishing a new California Privacy Protection Agency to implement and enforce the law. As of January 9, 2024, at least 12 more states have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, pursuant to various data privacy and security laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences.

Foreign laws relating to data privacy and security are also undergoing a period of rapid change and have become more stringent in recent years. For example, the General Data Protection Regulation, or EU GDPR, applies in the European Union, or EU, and by virtue of section 3 of the European Union (Withdrawal) Act 2018, the United Kingdom GDPR, or UK GDPR, applies in the UK. For major violations, noncompliant companies face fines of up to the greater of 20 million Euros or 4% of their global annual revenues under the EU GDPR and up to the greater of £17.5m or up to 4% of annual global revenues in respect of the UK GDPR. In addition to the foregoing, a breach of the EU GDPR or UK GDPR could result in regulatory investigations, reputational damage, potential bans on processing of personal information, private litigation, and/or other corrective action, such as class actions brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests. Laws in EU member states and the UK also impose restrictions on direct marketing communications and the use of cookies and similar technologies online, and a new regulation proposed in the EU called the e-Privacy Regulation may make such restrictions more stringent.

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

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, data privacy laws including the EU GDPR, UK GDPR, and CCPA increasingly require companies to impose specific contractual restrictions on their service providers or processors. In addition, customers that may use certain of our offerings to process protected health information may require us to sign business associate agreements that subject us to the data privacy and security requirements under the U.S. Health Insurance Portability and Accountability Act of 1996 and the U.S. Health Information Technology for Economic and Clinical Health Act, or HIPAA, as well as state laws that govern the data privacy and security of health information. Our customers’ increasing data privacy and security requirements also increase the cost and complexity of ensuring that the third parties we rely on to operate our business and deliver our services can meet these standards. If we or our vendors are unable to meet our customers’ demands or comply with the increasingly stringent legal or contractual requirements they impose on us relating to data privacy and security, including requirements based on updated Standard Contractual Clauses, we may face increased legal liability, customer contract terminations and reduced demand for our services.

Our employees and personnel may use GenAI technologies to perform their work, and the disclosure and use of personal information in such technologies is subject to various data privacy and security laws and obligations. Governments have passed and are likely to pass additional laws regulating GenAI, including, for example, the EU’s AI Act, which is expected to be adopted and enforced by 2026. Our use of this technology could result in additional compliance costs and regulatory investigations and actions. If we are unable to use GenAI, it could make our business less efficient and result in competitive disadvantages.

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

Our ability to increase our customer base, achieve broader market adoption and acceptance of our offering, and expand our potential customer and sales pipeline and brand awareness will depend to a significant extent on our ability to expand and improve the productivity and effectiveness of our sales and marketing organization. We plan to continue expanding our direct sales force, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including to decrease the time required for our sales personnel to achieve desired productivity levels. Historically, newly hired sales personnel have needed several quarters to achieve desired productivity levels. While our Restructuring Plan is expected to streamline sales and marketing spend, we expect to continue investing significant financial and other resources in our sales and marketing efforts, which will result in increased costs and impact our margins and results of operations. Our revenue growth rate, business, and results of operations have from time to time been harmed and may in the future be harmed if our sales and marketing efforts fail to successfully expand our potential customer and sales pipeline and existing customer engagement with our offering, including through increasing brand awareness, new customer acquisition, and market adoption of our offering, particularly for Confluent Cloud. In addition, we may not achieve anticipated revenue growth from investing in our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time or at all, or if our sales and marketing programs are not effective. Our growth rates, results of operations, business, and financial condition will also be harmed if we do not effectively reorient our sales organization and sales motion for Confluent Cloud in connection with our shift to a consumption-oriented sales model, on a timely basis or at all. Our efforts in this regard may be disrupted by a variety of factors, including continuing macroeconomic uncertainty and slower than expected ramp time for our sales and marketing organization, and may result in near term headwinds to our growth. As part of this strategy, we are significantly reorienting our sales compensation, marketing systems and processes, and fundamental business metrics around the consumption-oriented sales model, which may cause friction and attrition in our sales organization related to the transition. These dynamics may be exacerbated by historical turnover within our sales organization, including among senior sales personnel. Any such challenges in connection with our shift to a consumption-oriented sales model for Confluent Cloud may adversely impact our ability to meet our sales forecasts, cause delays in our sales cycle, result in attrition among our sales personnel, and result in increased costs, any of which would harm our growth, business, results of operations, and financial condition.

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

As of December 31, 2023 and December 31, 2022, we had 1,229 customers and 1,015 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration, and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our data streaming platform and those of our competitors. Even if the market in which we compete meets our size estimates and growth forecasts, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Risks Related to Our Customers

If we are unable to attract new customers or expand our potential customer and sales pipeline, our business, financial condition, and results of operations will be adversely affected.

To increase our revenue, we must continue to generate market acceptance of our brand and attract new customers and expand our potential customer and sales pipeline. Our success will depend to a substantial extent on the widespread adoption of our offering as an alternative to competing solutions, including open source alternatives. In addition, as our market matures, our offering evolves, and competitors introduce lower cost or differentiated products that compete with our offering, our ability to sell our offering could be impaired. Similarly, our sales efforts could be adversely impacted if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our offering or if they prefer to purchase competing products that are bundled together with other types of products, such as data infrastructure platforms offered by public cloud providers. Our existing sales and marketing strategies for new customer acquisition may also be unsuccessful. For example, we offer free, limited evaluation and developer usage of Confluent Platform and free introductory usage of Confluent Cloud to encourage awareness, usage, familiarity, and adoption, and a pay-as-you-go arrangement for Confluent Cloud without usage commitments. If we are unable to successfully convert these free users into paying customers, or convert pay-as-you-go customers into customers with usage-based commitments, we will not realize the intended benefits of this marketing and adoption strategy. Additionally, our success depends in part on the adoption and expanded use of our offering by customers who are subject to rapidly evolving rules, regulations, and industry standards or are in new or emerging markets, such as GenAI, which may impact our ability to generate market acceptance of our offering or cause market acceptance of our offering to develop more slowly than we expect. As a result of these and other factors, we may be unable to attract new customers or expand our potential customer and sales pipeline, which may have an adverse effect on our business, financial condition, and results of operations.

Our business depends on our existing customers renewing their subscriptions and usage-based commitments, purchasing additional subscriptions and usage-based commitments, and expanding their use of our offering.

Our future success depends in part on our ability to expand our customers’ use of our offering into additional use cases, our customers renewing their subscriptions and usage-based commitments, and our ability to develop our offering for additional use cases and applications. The terms of our subscriptions and usage-based commitments are primarily one year in duration. Our customers have no obligation to renew after the expiration of the applicable term. In order for us to maintain or improve our results of operations, it is important that our customers enter into relationships with us that increase in value over time, and renew and expand their subscriptions with us, including through the use of our offering for additional use cases and applications. Although we seek to increase our revenue through expanded use of our offering by customers in additional use cases, we may not be successful in such efforts. Our dollar-based net retention rate has historically declined or fluctuated, and may further decline or fluctuate, as a result of a number of factors, including loss of one or more customers, the timing and size of any such losses, business strength or weakness of our customers, customer usage of our offering, customer satisfaction with the capabilities of our offering and our level of customer support, our prices, the capabilities and prices of competing products, decisions by customers to use open source alternatives, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including increased interest rates and inflation, currency exchange rate fluctuations, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, as some customers transition from Confluent Platform to Confluent Cloud, our dollar-based net retention rate may decline or fluctuate, at least in the short term, as those customers replace subscriptions to Confluent Platform with usage-based commitments. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of competing products, internally developed or managed solutions, including those based on Apache Kafka or other open source alternatives, mergers and acquisitions of our customers, and global economic conditions. These factors may also be exacerbated if our customer base of larger enterprises continues to grow, which may require increasingly sophisticated and costly sales efforts, if large enterprises further develop internal capabilities, and if a recessionary or uncertain economic environment negatively impacts our customer base’s information technology budgets. In addition, a strengthening of the U.S. dollar could increase the real cost of our offering to our customers outside of the United States, which could result in loss of customers or reduced usage of our offering. If our customers do not renew their subscriptions and/or usage-based commitments, expand their use of our offering, and purchase additional products from us, our revenue may decline and our business, financial condition, and results of operations may be harmed.

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

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. We expect that the occurrence of infringement claims is likely to grow as the market for our data streaming platform and our offering grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. We have experienced attrition among sales personnel, and may experience increased attrition or retention difficulties among our sales personnel as we reorient our sales motion and sales incentives in connection with the acceleration of our planned shift to a consumption-oriented sales model for Confluent Cloud. Additionally, in January 2023, we commenced the Restructuring Plan, designed to adjust our cost structure and real estate footprint. Risks associated with the Restructuring Plan include employee attrition beyond our intended reduction in force, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. Increased attrition or retention difficulties may negatively impact employee morale, or cause delays or execution risks for our shift to a consumption-oriented sales model, any of which may harm our growth, business, results of operations, or financial condition. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, which may be exacerbated by the Restructuring Plan and any similar future actions. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, inflationary pressures, or stress over economic, geopolitical, or pandemic-related events such as those the global market is currently experiencing, may result in employee attrition. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Additionally, in order to retain our existing employees and manage potential attrition, including as a result of stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we have issued and may in the future issue additional equity awards, which could negatively impact our results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 40% and 38% of our revenue for the years ended December 31, 2023 and 2022, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2023, approximately 41% of our full-time employees were located outside of the United States, with 8% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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
•
political instability, economic sanctions, terrorist activities, or international conflicts, including the ongoing conflicts between Russia and Ukraine and in the Middle East, which have impacted and may continue to impact the operations of our business or the businesses of our customers;
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

Substantially all of our subscriptions and services are billed in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offering to our customers outside of the United States, which could adversely affect our results of operations. In addition, an increasing portion of our operating expenses are incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. We currently hedge a portion of operating expenses denominated in certain currencies against foreign currency exchange rate fluctuations. If we are not able to successfully hedge against the risks associated with fluctuations in these currencies or if we do not hedge a sufficient portion of such operating expenses, our financial condition and results of operations could be adversely affected.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. In addition, the European Union and other countries (including those in which we operate) have enacted or have committed to enacting the Organisation for Economic Co-operation and Development/G20 Framework’s Pillar Two 15% global minimum tax, which may increase our tax expense in future years. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue), which could apply to our business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted. Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements. Any of these outcomes could harm our financial position and results of operations.

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

As of December 31, 2023, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of $1,461.7 million and $798.1 million, respectively, which may be available to offset taxable income in the future. A portion of the NOLs begin to expire in various years beginning in 2034 for federal purposes and 2025 for state purposes if not utilized. The remaining portion of these federal NOLs are carried forward indefinitely. Of the federal net operating loss carryforwards, approximately 97% can be carried forward indefinitely, but are limited to 80% of annual taxable income. In addition, as of December 31, 2023, we had foreign NOL carryforwards of $60.3 million which can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.

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

Risks Related to Our Accounting Policies and Internal Controls

Our reported financial results may be adversely affected by changes in generally accepted accounting principles, or GAAP, in the United States.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract acquisition costs, and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2023, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 79.4% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 8.1% of our outstanding classes of common stock as a whole, but controls approximately 22.3% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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

In addition, as of December 31, 2023, up to 32,154,376 shares of our Class B common stock and up to 22,672,563 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 45,455,274 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, certain of our employees may elect to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

We incur significant costs as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, or terrorist attack, explosion, or pandemic, such as the COVID-19 pandemic, could impact our business. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and are thus vulnerable to damage in an earthquake. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. Additionally, we rely on third-party cloud providers and enterprise applications, technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, and security incidents, all of which could have an adverse effect on our future results of operations. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to remote work arrangements. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, personal information, confidential information that is proprietary, strategic or competitive in nature, and customer data (“Information Systems and Data”).

The Chief Information Security Officer, in coordination with the Chief Technology Officer, Chief Financial Officer, Chief Accounting Officer, certain members of the Company’s legal team and certain third-party service providers (“Cybersecurity Risk Management Team”), is primarily responsible for identifying, assessing, and managing the Company’s cybersecurity threats and risks. Through our Cybersecurity Risk Management Team, we identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example manual and automated tools, conducting scans of threat environment, use of external intelligence feeds, internal and third-party threat assessments and evaluating our industry’s risk profile, subscribing to reports and services that identify cybersecurity threats, red/blue team testing and tabletop incident response exercises, evaluating threats reported to us, and conducting red/blue team testing and tabletop incident response exercises.

Depending on the particular environment and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: network security controls, system monitoring, incident detection and response, incident response policy, disaster recovery and business continuity plans, vulnerability management policy, penetration testing, encryption of data, data segregation controls, employee training, physical security cyber insurance, vendor risk management program, risk assessments, implementation of security standards/certifications, access controls, dedicated cybersecurity staff, and asset management, tracking and disposal.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, security management works with senior management to prioritize our risk management processes, mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and reports to the audit committee of the board of directors, which reviews our overall risk management framework and programs.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, penetration testing firms, forensic investigators, dark web monitoring services, and professional service firms, including legal counsel.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes risk assessments for each vendor, security questionnaires, audits, and review of security reports. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Risks Related to Cybersecurity.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the Chief Information Security Officer, who oversees the Company’s Trust, Security and Reliability department, and the members of the Cybersecurity Risk Management Team. Our Trust, Security and Reliability department has significant collective experience in relevant computer science and engineering disciplines and cybersecurity matters.

The Chief Information Security Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Chief Information Security Officer is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes and policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including senior management. Senior management works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes and policies include reporting to the management disclosure committee and to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives regular reports from the Chief Information Security Officer concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties

Our headquarters are located in Mountain View, California, where we lease approximately 75,475 square feet pursuant to a lease which expires in 2029. We also lease other offices including in London, England, Bengaluru, India and Dubai, United Arab Emirates. Additionally, we hold many office service memberships in numerous other locations globally. We do not own any real property. We believe that our facilities are adequate to meet our current needs.

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

Holders of Record

As of February 7, 2024, there were 76 stockholders of record of our Class A common stock and 39 stockholders of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

The performance graph below compares the cumulative total return on our Class A common stock from June 24, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2023 with (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, assuming the investment of $100 in our Class A common stock and in both of the other indices on June 24, 2021 and the reinvestment of dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023.

Overview

Confluent is on a mission to set data in motion. We were founded in 2014 to pioneer this fundamentally new category of data infrastructure designed to connect all the applications, systems, and data layers of a company around a real-time central nervous system. This new data infrastructure software has emerged as one of the most strategic parts of the next-generation technology stack, and using this stack to harness data in motion is critical to the success of every modern company as they strive to compete and win in the digital-first world. Prior to Confluent, our founders created the open source software project Apache Kafka, a technology that has been central to enabling data in motion. Since our founding, we have heavily invested in product development to build a complete, cloud-native data streaming platform that is available everywhere.

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

We generate our revenue primarily from the sale of subscriptions to our data streaming platform, which can be deployed across on-premise and cloud environments. Confluent Platform is an enterprise-ready, self-managed software offering that can be deployed in our customers’ on-premise, private cloud, and public cloud environments. Confluent Cloud is a fully-managed, cloud-native software-as-a-service (“SaaS”) offering available on all of the leading cloud providers. Confluent Platform and Confluent Cloud can be leveraged both individually in their respective environments and collectively as a single unified data streaming platform.

Confluent Platform customers receive access to our proprietary features and various tiers of customer support. Our Confluent Platform subscriptions primarily have one-year terms and are generally billed annually in advance. Confluent Cloud customers may purchase subscriptions either without a commitment contract on a month-to-month basis, which we refer to as pay-as-you-go, or under a usage-based commitment contract of at least one year in duration, in which customers commit to a fixed monetary amount at specified per-usage rates. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based commitments are typically billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. As a result, our revenue may fluctuate from period to period due to varying patterns of customer consumption.

We are focused on the acquisition of new customers and expanding within our current customers. Our “consumption-oriented” go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 4,960, 4,530, and 3,470 customers as of December 31, 2023, 2022, and 2021, respectively, representing year-over-year growth of 9% and 31%, respectively. We have experienced significant growth, with revenue of $777.0 million, $585.9 million, and $387.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, representing year-over-year growth of 33% and 51%, respectively.

Business and Macroeconomic Conditions

Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions, including higher inflation, higher interest rates, fluctuations or volatility in capital markets or foreign currency exchange rates, and geopolitical events around the world, such as the ongoing conflicts between Russia and Ukraine and in the Middle East. We have experienced, and may continue to experience, negative impacts from these factors, including longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending from existing and potential customers. In particular, we have experienced and may continue to experience reduced growth rates due in part to these factors, which has resulted in reduced growth rates in subscription revenue and RPO. We cannot be certain how long these uncertain macroeconomic conditions and geopolitical events, and their resulting effects on our industry, our financial results, our business strategy, and customers will persist. To navigate the current economic environment and its effects, we have taken actions to streamline our operating expenses by adjusting our cost structure and real estate footprint, including a workforce reduction in January 2023, while prudently investing in growth.

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

Key Factors Affecting Our Performance

Developing Innovative, Market-Leading Offerings and Expanding Developer Mindshare

We are focused on delivering market-leading offerings. We believe it is critical for us to maintain our product leadership position and further increase the strength of our brand and reputation to drive revenue growth. We have made significant investments in our data streaming platform to enable customers to stream, connect, process, and govern their data. For example, we significantly re-architected the technologies underlying data in motion, including open source Apache Kafka, with our purpose-built Kora engine, which powers Confluent Cloud to be a fully-managed cloud service. More recently, our acquisition of immerok GmbH, an Apache Flink stream processing managed services company, enabled us to re-architect Flink as a cloud-native service on Confluent Cloud, while our Stream Governance suite establishes trust in real-time data movement and maintains stream quality, security, and regulatory compliance. We intend to continue to invest efficiently in our engineering capabilities, including through acquisitions, and marketing activities to maintain our strong position within the developer community. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer customers a free cloud trial and a pay-as-you-go arrangement to encourage adoption and expand via new use cases to increase usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our subscription revenue to increase over time. Our Confluent Cloud revenue represented 45%, 36%, and 24% of our total revenue for the years ended December 31, 2023, 2022, and 2021, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations have in the past fluctuated and may continue to fluctuate from period to period due to varying patterns of customer consumption and adoption trends, including due to impacts from macroeconomic uncertainty and related effects on customer IT spending, as described above.

Growing Our Customer Base

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and increasingly prioritized consumption over commitments, including by creating more self-serve opportunities, we have broadened our reach of customers and are able to attract a greater array of customers. Our ability to attract new customers will depend on and has historically been impacted by a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities and to focus on consumption over commitments, our ability to enhance our brand and educate potential customers about the benefits and reduced total cost of ownership of our offering compared to alternatives for data in motion, such as Apache Kafka, our ability to effectively and competitively price our offering, our ability to expand features and functionalities of our offering, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, and competitive dynamics in our target markets. We had approximately 4,960, 4,530, and 3,470 customers as of December 31, 2023, 2022, and 2021, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers.

Retaining and Expanding Revenue from Existing Customers

Our business model and future growth are driven by customer renewals and increasing existing customer consumption and subscriptions over time, referred to as land-and-expand. We believe we have significant opportunities to increase our revenue as customers expand their use of our offering in connection with migrating more data to the public cloud, expanding long-term consumption through additional use cases, and realizing the benefits of data in motion. Our ability to retain and expand revenue from existing customers, including through increased consumption of our offering and contractual commitments, will depend on and has historically been impacted by a number of factors, including market acceptance of our offering compared to data-in-motion alternatives, such as Apache Kafka, pricing of our offering, customer satisfaction, expansion of features and functionalities of our offering, competition, macroeconomic conditions, and overall changes in our customers’ spending levels.

Investing in Growth and Scaling our Business

We believe our market opportunity is significant, and we are focused on continuing to make disciplined investments in our long-term revenue and profitability potential. We believe it is critical to scale across all organizational functions in order to capture this opportunity. Investments we make in our research and development and sales and marketing organizations will occur in advance of experiencing the benefits from such investments, and it may be difficult for us to determine if we are efficiently allocating resources. Our revenue growth potential is dependent on the effectiveness of such investments, which include the development of new product features and enhancements, and the continued refinement of our go-to-market strategies, including our accelerated shift to a consumption-oriented sales model for Confluent Cloud. To navigate more challenging macroeconomic conditions, we intend to take a disciplined approach in investing to grow our business to take advantage of our expansive market opportunity while also optimizing for improvements in profitability, margins, and cash flow, including by streamlining our operating expenses.

Key Business Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure our performance, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

As we shift to a consumption-oriented sales model for Confluent Cloud, we no longer consider RPO to be a key business metric.

Subscription Revenue

We believe subscription revenue better reflects the performance of our business because it captures both delivery of contractual commitments from Confluent Platform and consumption from Confluent Cloud. We discuss subscription revenue under "Components of Results of Operations."

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as (1) with respect to Confluent Platform customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,229 and 1,015 customers with $100,000 or greater in ARR as of December 31, 2023 and 2022, respectively.

From time to time, we may adjust our methodology for calculating ARR. Prior to the first quarter of 2023, ARR with respect to Confluent Cloud customers excluded pay-as-you-go arrangements and was based on contractual commitments over the following 12 months, regardless of actual consumption. We adjusted our methodology for calculating ARR commencing with the first quarter of 2023 to incorporate actual consumption of Confluent Cloud and applied this change retroactively. We believe this change better aligns with how our management assesses ARR internally and better reflects actual customer behavior over time as Confluent Cloud’s contribution to our subscription revenue increases over time. However, it assumes Confluent Cloud consumption trends over 12-month periods based on three months of actual consumption, which does not account for future fluctuations and unpredictability in consumption rates or reflect trends in the growth or contraction of subscriptions over time. This change has had a positive impact on customers with $100,000 or greater in ARR, including in prior periods, as Confluent Cloud customers may be ramping their consumption more quickly than their contractual commitments. However, with this change, we experienced more volatility in ARR as our customers’ consumption trends have varied significantly across periods, which we expect to continue. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was slightly above 125% as of December 31, 2023, demonstrating our ability to expand within existing customers. Over the near term, we expect our dollar-based NRR to be tempered as we shift to a consumption-oriented sales model for Confluent Cloud. Our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends have experienced and may continue to experience fluctuations across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform, and our SaaS offering, which we refer to as Confluent Cloud. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. The substantial majority of our revenue from Confluent Cloud for the years ended December 31, 2023 and 2022 was based on usage-based commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

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

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with customer support and maintenance, third-party cloud infrastructure costs, amortization of internal-use software and acquired intangible assets, and allocated overhead costs for information technology, facilities, business systems, and recruiting. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases.

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

Gross Margin. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our subscriptions and services, changes in our revenue mix, including the mix of revenue between our Confluent Platform, Confluent Cloud, and service offerings, timing and amount of usage of third-party cloud infrastructure resources, infrastructure optimization, and timing and extent of our investments in growth and scaling our business. We expect our gross margin to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring and other related charges. Personnel-related costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for information technology, facilities, business systems, and recruiting.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, and stock-based compensation, amortization of deferred contract acquisition costs, which primarily consist of sales commissions and the associated payroll taxes, conferences, costs related to marketing programs, travel-related costs, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time and continue to be our largest operating expense for the foreseeable future as we invest in our sales and marketing efforts. We also expect a greater increase in our sales and marketing expenses in the coming quarters as we shift our sales compensation plan to be oriented toward consumption for Confluent Cloud, which we expect will result in higher upfront expense recognition from consumption-oriented sales commissions.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation for administrative functions including finance, human resources, and legal, professional fees, software and subscription services dedicated for use by our general and administrative functions, and allocated overhead. We expect our general and administrative expenses will increase in absolute dollars over time as we continue to invest in the growth of our business.

Restructuring and Other Related Charges. Restructuring and other related charges consist of personnel-related costs, including employee transition and severance payments, employee benefits, and related facilitation costs, as well as lease abandonment charges.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our cash and cash equivalents and marketable securities, including amortization of premiums and accretion of discounts on marketable securities, interest expense from amortization of debt issuance costs, gains and losses from foreign currency transactions, and realized gains and losses on marketable securities.

Provision for Income Taxes

Provision for income taxes consists of income taxes in certain foreign and U.S. state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and U.K. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized. As a result of an intra-group transfer of acquired intellectual property during the year ended December 31, 2023, we recognized German income tax expense of $26.4 million and recorded a U.S. deferred tax asset of $17.8 million offset by a valuation allowance. See Note 13 to our consolidated financial statements for further information.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue:
Subscription	$729,112	$535,009	$347,099
Services	47,840	50,935	40,765
Total revenue	776,952	585,944	387,864
Cost of revenue:
Subscription(1)(2)	176,004	146,324	94,860
Services(1)(2)	53,666	56,091	42,432
Total cost of revenue	229,670	202,415	137,292
Gross profit	547,282	383,529	250,572
Operating expenses:
Research and development(1)(2)	348,752	264,041	161,925
Sales and marketing(1)(2)	504,929	456,452	319,331
General and administrative(1)(2)	137,520	125,710	108,936
Restructuring and other related charges	34,854	-	-
Total operating expenses	1,026,055	846,203	590,192
Operating loss	(478,773)	(462,674)	(339,620)
Other income (expense), net	72,099	16,416	(7)
Loss before income taxes	(406,674)	(446,258)	(339,627)
Provision for income taxes	36,072	6,293	3,174
Net loss	$(442,746)	$(452,551)	$(342,801)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue - subscription	$25,620	$23,136	$12,571
Cost of revenue - services	11,096	9,253	5,418
Research and development	139,809	101,499	49,051
Sales and marketing	124,568	99,366	55,506
General and administrative	48,740	44,402	33,078
Total stock-based compensation expense	$349,833	$277,656	$155,624

(2) Includes employer taxes on employee stock transactions as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue - subscription	$867	$569	$636
Cost of revenue - services	392	604	377
Research and development	4,037	2,632	2,278
Sales and marketing	3,880	2,485	4,266
General and administrative	1,855	720	2,532
Total employer taxes on employee stock transactions	$11,031	$7,010	$10,089

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription	94%	91%	89%
Services	6	9	11
Total revenue	100	100	100
Cost of revenue:
Subscription	23	25	24
Services	7	10	11
Total cost of revenue	30	35	35
Gross profit	70	65	65
Operating expenses:
Research and development	45	45	42
Sales and marketing	65	78	82
General and administrative	18	21	28
Restructuring and other related charges	4	0	0
Total operating expenses	132	144	152
Operating loss	(62)	(79)	(87)
Other income (expense), net	9	3	0
Loss before income taxes	(52)	(76)	(87)
Provision for income taxes	5	1	1
Net loss	(57)%	(77)%	(88)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Subscription	$729,112	$535,009	$194,103	36%
Services	47,840	50,935	(3,095)	(6)%
Total revenue	$776,952	$585,944	$191,008	33%

Subscription revenue increased by $194.1 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the year ended December 31, 2023. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of slightly above 125% as of December 31, 2023. Confluent Platform and Confluent Cloud contributed 52% and 48% of our subscription revenue during the year ended December 31, 2023, respectively, compared to 61% and 39% during the year ended December 31, 2022, respectively.

Services revenue decreased by $3.1 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$176,004	$146,324	$29,680	20%
Services	53,666	56,091	(2,425)	(4)%
Total cost of revenue	$229,670	$202,415	$27,255	13%
Gross profit	$547,282	$383,529	$163,753	43%

	Year Ended December 31,
	2023	2022
Gross margin
Subscription	76%	73%
Services	(12)%	(10)%
Total gross margin	70%	65%

Cost of subscription revenue increased by $29.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase of $17.8 million in third-party cloud infrastructure costs, an increase of $9.3 million in personnel-related costs and allocated overhead costs, and an increase of $5.0 million in amortization of internal-use software. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $2.5 million in stock-based compensation expense.

Cost of services revenue decreased by $2.4 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily due to the decrease in delivery of professional services.

Our subscription gross margin increased primarily due to efficiencies in personnel-related costs, offset by a change in our revenue mix toward Confluent Cloud which has a lower gross margin. Our services gross margin decreased primarily due to personnel-related costs, including stock-based compensation expense, growing at a higher rate than services revenue.

Research and Development

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$348,752	$264,041	$84,711	32%
Percentage of revenue	45%	45%

Research and development expenses increased by $84.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase of $59.6 million in personnel-related costs and allocated overhead costs and an increase of $19.2 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $38.3 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$504,929	$456,452	$48,477	11%
Percentage of revenue	65%	78%

Sales and marketing expenses increased by $48.5 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase of $38.2 million in personnel-related costs and allocated overhead costs, an increase of $8.5 million in amortization of deferred contract acquisition costs, and an increase of $4.3 million in acquisition-related compensation costs, offset by a decrease of $2.3 million in travel-related costs. The increase in personnel-related costs was mainly driven by an increase of $25.2 million in stock-based compensation expense and the increase of average headcount in 2023 as compared with 2022.

General and Administrative

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$137,520	$125,710	$11,810	9%
Percentage of revenue	18%	21%

General and administrative expenses increased by $11.8 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase of $11.1 million in personnel-related costs and allocated overhead costs, mainly driven by an increase of $4.3 million in stock-based compensation expense and the increase of average headcount in 2023 as compared with 2022.

Restructuring and Other Related Charges

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$34,854	$-	$34,854	100%
Percentage of revenue	4%	0%

Restructuring and other related charges increased by $34.9 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to our restructuring actions to adjust our cost structure and real estate footprint in 2023. See Note 12 to our consolidated financial statements for further information.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net	$72,099	$16,416	$55,683	339%

Other income, net increased by $55.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher yields on marketable securities.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Loss before income taxes	$(406,674)	$(446,258)	$39,584	(9)%
Provision for income taxes	36,072	6,293	29,779	473%
Effective tax rate	(8.9)%	(1.4)%

Provision for income taxes increased by $29.8 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to tax expense of $26.4 million related to an intra-group transfer of acquired intellectual property. See Note 13 to our consolidated financial statements for further information.

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets. Other than the tax expense related to an intra-group transfer of acquired intellectual property in 2023, the most significant component of our tax expense is income taxes in various foreign jurisdictions. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

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

As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,900.8 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities.

We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure and operating lease commitments, primarily related to our office space. As of December 31, 2023, our purchase obligations were $743.6 million, of which $162.8 million is expected to be paid within 12 months and the remainder thereafter. As of December 31, 2023, our operating lease payment obligations were $26.8 million, of which $8.8 million is expected to be paid within 12 months and the remainder thereafter. See Note 9, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

We have generated significant operating losses and negative cash flows from operations. As of December 31, 2023, we had an accumulated deficit of $1,644.2 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(103,657)	$(157,333)	$(105,060)
Net cash used in investing activities	$(84,851)	$(865,805)	$(400,583)
Net cash provided by financing activities	$102,372	$82,241	$1,844,514

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

Cash used in operating activities of $103.7 million for the year ended December 31, 2023 primarily consisted of our net loss of $442.7 million, adjusted for non-cash charges of $394.8 million, and net cash outflows of $55.8 million from changes in our operating assets and liabilities, net of the effects of business combinations. Our non-cash charges included $349.8 million of stock-based compensation expense, net of amounts capitalized, $45.9 million of amortization of deferred contract acquisition costs, $15.7 million of lease abandonment charges, and $13.9 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by $42.5 million of net accretion of discounts and amortization of premiums on marketable securities. The main drivers of the changes in operating assets and liabilities, net of the effects of business combinations, were a $61.4 million increase in deferred contract acquisition costs due to our increased sales, a $53.6 million increase in accounts receivable due to overall growth of our sales, a $14.5 million decrease in accounts payable due to timing of payments, and a $10.4 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, partially offset by a $61.3 million increase in accrued expenses and other liabilities due to $17.4 million in accrued compensation expense related to acquisition-related holdback agreements and the timing of accruals and payments and a $30.2 million increase in deferred revenue corresponding with our increased sales.

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

Cash Flows from Investing Activities

Cash used in investing activities of $84.9 million for the year ended December 31, 2023 was primarily due to purchases of marketable securities of $1,586.7 million, cash paid for business combinations, net of cash acquired of $55.8 million, and capitalized internal-use software development costs of $17.8 million, partially offset by maturities of marketable securities of $1,578.3 million.

Cash used in investing activities of $865.8 million for the year ended December 31, 2022 was primarily due to purchases of marketable securities of $2,051.9 million and capitalized internal-use software development costs of $10.3 million, partially offset by maturities of marketable securities of $1,200.6 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $102.4 million for the year ended December 31, 2023 was primarily due to $73.9 million in proceeds from the issuance of common stock upon exercises of stock options and $28.7 million in proceeds from the issuance of common stock under our employee stock purchase plan.

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

Interest Rate Risk

As of December 31, 2023, we had $1,900.8 million of cash, cash equivalents, and marketable securities consisting of money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of December 31, 2023.

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

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. The substantial majority of our sales contracts are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. A portion of our operating expenses is incurred outside the United States and denominated in foreign currencies and is subject to fluctuations due to changes in foreign exchange rates.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	90
Consolidated Balance Sheets as of December 31, 2023 and 2022	93
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021	95
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2023, 2022, and 2021	96
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2023, 2022, and 2021	97
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021	98
Notes to Consolidated Financial Statements	100

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Confluent, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Confluent, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Development of Standalone Selling Price and Allocation of the Transaction Price to Performance Obligations

As described in Notes 2 and 10 to the consolidated financial statements, subscription revenue was $729 million for the year ended December 31, 2023. The Company’s contracts with customers often contain multiple performance obligations. For these contracts, management allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. SSP is established based on multiple factors, including prices at which the Company separately sells standalone subscriptions and services. In cases where directly observable standalone sales are not available, such as when license and post contract support are not sold on a standalone basis, management establishes the SSP by using information such as the historical selling price of performance obligations in similar transactions, market conditions, and the Company’s pricing practices, which can require significant judgment and are subject to change based on continuous reevaluation. There may be more than one SSP for individual subscriptions and services due to the stratification of subscription support tiers and services. Management also considers if there are any additional material rights inherent in a contract, and if so, allocates revenue to the material right as a performance obligation.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 21, 2024

We have served as the Company’s auditor since 2018.

Confluent, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$349,761	$435,781
Marketable securities	1,551,009	1,491,044
Accounts receivable, net	229,962	178,188
Deferred contract acquisition costs	43,937	35,883
Prepaid expenses and other current assets	76,986	57,229
Total current assets	2,251,655	2,198,125
Property and equipment, net	54,012	29,089
Operating lease right-of-use assets	10,061	29,478
Goodwill and intangible assets, net	55,490	-
Deferred contract acquisition costs, non-current	75,815	68,401
Other assets, non-current	13,776	19,756
Total assets	$2,460,809	$2,344,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,714	$21,439
Accrued expenses and other liabilities	141,847	105,331
Operating lease liabilities	7,890	7,375
Deferred revenue	330,570	290,185
Total current liabilities	487,021	424,330
Operating lease liabilities, non-current	17,391	25,136
Deferred revenue, non-current	22,436	32,644
Convertible senior notes, net	1,088,313	1,084,500
Other liabilities, non-current	35,233	8,762
Total liabilities	1,650,394	1,575,372
Commitments and contingencies (Note 9)

	December 31, 2023	December 31, 2022
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 224,737,415 and 172,483,134 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 86,774,127 and 116,901,046 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	2,453,293	1,980,335
Accumulated other comprehensive income (loss)	1,270	(9,456)
Accumulated deficit	(1,644,151)	(1,201,405)
Total stockholders’ equity	810,415	769,477
Total liabilities and stockholders’ equity	$2,460,809	$2,344,849

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription	$729,112	$535,009	$347,099
Services	47,840	50,935	40,765
Total revenue	776,952	585,944	387,864
Cost of revenue:
Subscription	176,004	146,324	94,860
Services	53,666	56,091	42,432
Total cost of revenue	229,670	202,415	137,292
Gross profit	547,282	383,529	250,572
Operating expenses:
Research and development	348,752	264,041	161,925
Sales and marketing	504,929	456,452	319,331
General and administrative	137,520	125,710	108,936
Restructuring and other related charges	34,854	-	-
Total operating expenses	1,026,055	846,203	590,192
Operating loss	(478,773)	(462,674)	(339,620)
Other income (expense), net	72,099	16,416	(7)
Loss before income taxes	(406,674)	(446,258)	(339,627)
Provision for income taxes	36,072	6,293	3,174
Net loss	$(442,746)	$(452,551)	$(342,801)
Net loss per share, basic and diluted	$(1.47)	$(1.62)	$(1.82)
Weighted-average shares used to compute net loss per share, basic and diluted	300,727,487	280,080,357	188,627,720

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(442,746)	$(452,551)	$(342,801)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on marketable securities	9,099	(9,279)	(1,058)
Net unrealized gain on derivative instruments	1,627	653	-
Other comprehensive income (loss), net of tax	10,726	(8,626)	(1,058)
Total comprehensive loss	$(432,020)	$(461,177)	$(343,859)

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Founder Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of January 1, 2021	115,277,850	$574,634	635,818	$-	109,447,843	$1	-	$-	$99,575	$228	$(406,053)	$(306,249)
Issuance of common stock upon early exercise of unvested options, net of repurchases	-	-	-	-	2,447,573	-	1,104	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	10,235	-	-	10,235
Issuance of common stock upon exercise of vested options	-	-	-	-	7,072,147	-	13,021,053	1	51,792	-	-	51,793
Vesting of restricted stock units	-	-	-	-	-	-	648,494	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	158,249	-	-	158,249
Reclassification of common stock to Class B common stock upon initial public offering	-	-	-	-	(118,967,563)	(1)	118,967,563	1	-	-	-	-
Conversion of redeemable convertible preferred and founder stock to Class B common stock upon initial public offering	(115,277,850)	(574,634)	(635,818)	-	-	-	115,913,668	1	574,633	-	-	574,634
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	-	-	23,000,000	-	783,158	-	-	783,158
Issuance of Class A common stock pursuant to charitable donation	-	-	-	-	-	-	250,000	-	13,290	-	-	13,290
Purchase of capped calls	-	-	-	-	-	-	-	-	(90,970)	-	-	(90,970)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	(1,058)	-	(1,058)
Net loss	-	-	-	-	-	-	-	-	-	-	(342,801)	(342,801)
Balances as of December 31, 2021	-	-	-	-	-	-	271,801,882	3	1,599,962	(830)	(748,854)	850,281
Issuance of common stock upon early exercise of unvested options	-	-	-	-	-	-	59,185	-	-	-	-	-
Repurchases of unvested common stock	-	-	-	-	-	-	(157,672)	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	11,467	-	-	11,467
Issuance of common stock upon exercise of vested options	-	-	-	-	-	-	12,139,056	-	42,767	-	-	42,767
Vesting of restricted stock units	-	-	-	-	-	-	4,155,049	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	-	-	-	-	-	-	1,386,680	-	40,939	-	-	40,939
Stock-based compensation	-	-	-	-	-	-	-	-	285,200	-	-	285,200
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	(8,626)	-	(8,626)
Net loss	-	-	-	-	-	-	-	-	-	-	(452,551)	(452,551)
Balances as of December 31, 2022	-	-	-	-	-	-	289,384,180	3	1,980,335	(9,456)	(1,201,405)	769,477
Repurchases of unvested common stock	-	-	-	-	-	-	(35,203)	-	-	-	-	-
Vesting of early exercised options	-	-	-	-	-	-	-	-	2,834	-	-	2,834
Issuance of common stock upon exercise of vested options	-	-	-	-	-	-	11,454,829	-	73,640	-	-	73,640
Vesting of restricted stock units	-	-	-	-	-	-	9,486,112	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	-	-	-	-	-	-	1,221,624	-	28,708	-	-	28,708
Stock-based compensation	-	-	-	-	-	-	-	-	367,776	-	-	367,776
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	10,726	-	10,726
Net loss	-	-	-	-	-	-	-	-	-	-	(442,746)	(442,746)
Balances as of December 31, 2023	-	$-	-	$-	-	$-	311,511,542	$3	$2,453,293	$1,270	$(1,644,151)	$810,415

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(442,746)	$(452,551)	$(342,801)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,910	7,620	3,632
Net (accretion) amortization of (discounts) premiums on marketable securities	(42,505)	(8,891)	2,270
Amortization of debt issuance costs	3,813	3,799	187
Amortization of deferred contract acquisition costs	45,888	37,339	26,697
Non-cash operating lease costs	3,992	8,608	10,990
Lease abandonment charges	15,667	-	-
Common stock charitable donation expense	-	-	13,290
Stock-based compensation, net of amounts capitalized	349,833	277,656	155,624
Deferred income taxes	1,889	(237)	1,335
Other	2,358	1,384	1,828
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(53,593)	(42,080)	(32,516)
Deferred contract acquisition costs	(61,354)	(62,801)	(57,924)
Prepaid expenses and other assets	(10,387)	(17,850)	(31,366)
Accounts payable	(14,452)	13,580	6,143
Accrued expenses and other liabilities	61,333	9,948	61,132
Operating lease liabilities	(7,479)	(9,209)	(10,866)
Deferred revenue	30,176	76,352	87,285
Net cash used in operating activities	(103,657)	(157,333)	(105,060)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(17,845)	(10,334)	(5,342)
Purchases of marketable securities	(1,586,693)	(2,051,908)	(663,595)
Maturities of marketable securities	1,578,323	1,200,558	271,942
Purchases of property and equipment	(2,834)	(4,121)	(3,600)
Cash paid for business combinations, net of cash acquired	(55,802)	-	-
Other	-	-	12
Net cash used in investing activities	(84,851)	(865,805)	(400,583)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriting discounts and commissions	-	-	786,600
Proceeds from issuance of common stock upon exercise of vested options	73,919	42,461	51,737
Proceeds from issuance of common stock upon early exercise of unvested options	-	416	19,454
Repurchases of unvested common stock	(255)	(789)	(482)
Payments of deferred offering costs	-	-	(3,125)
Proceeds from convertible senior notes, net of issuance costs	-	(786)	1,081,300
Payment for purchase of capped calls	-	-	(90,970)
Proceeds from issuance of common stock under employee stock purchase plan	28,708	40,939	-
Net cash provided by financing activities	102,372	82,241	1,844,514
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	116	(4)	5
Net (decrease) increase in cash, cash equivalents, and restricted cash	(86,020)	(940,901)	1,338,876
Cash, cash equivalents, and restricted cash at beginning of period	435,781	1,376,682	37,806
Cash, cash equivalents, and restricted cash at end of period	$349,761	$435,781	$1,376,682

	Year Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown above:
Cash and cash equivalents	$349,761	$435,781	$1,375,932
Restricted cash included in other assets, current	-	-	750
Total cash, cash equivalents, and restricted cash	$349,761	$435,781	$1,376,682
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$8,053	$5,529	$2,168
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$17,943	$7,544	$2,625
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$998	$813
Issuance of common stock upon exercise of vested options included in prepaid expenses and other current assets	$-	$-	$55
Vesting of early exercised stock options	$2,834	$11,467	$10,235
Convertible senior notes issuance costs included in accrued expenses and other liabilities	$-	$-	$786

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the standalone selling price (“SSP”) for each distinct performance obligation included in customer contracts, deferred contract acquisition costs and their period of benefit, valuation of stock-based awards, the fair value of the Company’s common stock prior to its initial public offering (“IPO”) in June 2021, the fair value of acquired intangible assets, capitalization and estimated useful life of internal-use software, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes.

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

Functional Currency

The reporting currency of the Company is the U.S. dollar. The U.S. dollar is the functional currency for all subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date, and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. Net foreign exchange losses were not material for the years ended December 31, 2023 and 2021 and $2.5 million for the year ended December 31, 2022.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable on the consolidated balance sheets consists of trade accounts receivable and unbilled receivables, net of an allowance for expected credit losses. Trade accounts receivable are stated at the invoiced amount and consist of amounts currently due from customers. Unbilled receivables represent revenue recognized in excess of invoiced amounts for the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer, such that only the passage of time is required before payment of consideration is due. The unbilled receivables balance was $64.2 million and $51.3 million as of December 31, 2023 and 2022, respectively.

Accounts receivable are reduced by an allowance for expected credit losses. The allowance for expected credits losses represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including the age of the receivable balance, past collection experience with the customer, historical write-off experience, credit quality of the customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts receivable deemed uncollectible are written off against the allowance for expected credit losses when identified and the Company no longer actively pursues collection of the receivable. The Company’s allowance for expected credit losses was not material as of December 31, 2023 and 2022. Additions to and write-offs against the allowance for expected credit losses were not material for the years ended December 31, 2023, 2022, and 2021.

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

Derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities or hedge monetary assets and liabilities denominated in certain foreign currencies are not designated as hedges for financial reporting purposes. The Company records changes in the fair value of these derivatives in other income (expense), net in the consolidated statements of operations. The Company classifies cash flows related to these derivatives as operating activities in its consolidated statements of cash flows.

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

No customer represented 10% or greater of total revenue for the years ended December 31, 2023, 2022, and 2021. No customer represented 10% or greater of gross accounts receivable as of December 31, 2023 and 2022.

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

Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the consolidated statements of operations. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the years ended December 31, 2023, 2022, and 2021.

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

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized within property and equipment, net on the consolidated balance sheets. Amortization is computed using the straight-line method over the estimated useful life of the capitalized software asset, which is generally three to five years. The amortization of internal-use software costs is included in cost of revenue in the consolidated statements of operations. The Company evaluates the useful life of these assets on a periodic basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company did not recognize any impairment of capitalized internal-use software costs during the years ended December 31, 2023, 2022, and 2021.

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

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the consolidated financial statements and any resulting gain or loss is reflected in the consolidated statements of operations. There were no material gains or losses incurred as a result of retirement or sale during the years ended December 31, 2023, 2022, and 2021.

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

Business Combinations

When the Company acquires a business, the purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed, if any, is recorded as goodwill. Determining the fair value of intangible assets requires the use of estimates including, but not limited to, the selection of valuation methodologies, time and resources required to recreate the assets acquired, and selection of comparable companies. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the condensed consolidated statement of operations.

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment, operating lease right-of-use assets, and acquired intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the undiscounted future cash flows the assets are expected to generate. If the carrying amount exceeds the undiscounted future cash flows, the carrying amount of such assets is reduced to fair value. There were no impairment charges related to long-lived assets during the years ended December 31, 2023, 2022, and 2021.

Goodwill is not amortized but rather tested for impairment at least annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. There were no goodwill impairment charges during year ended December 31, 2023.

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

Revenue Recognition

The Company generates revenue from the sale of subscriptions and services. Subscription revenue consists of revenue from term-based licenses that include post-contract customer support, maintenance, and upgrades, referred to together as PCS, which the Company refers to as Confluent Platform, and the Company’s SaaS offering, which the Company refers to as Confluent Cloud. Confluent Cloud customers may purchase subscriptions either without a commitment contract on a month-to-month basis, which the Company refers to as pay-as-you-go, or under a usage-based commitment contract of at least one year in duration, in which customers commit to a fixed monetary amount at specified per-usage rates. Revenue from the Company’s pay-as-you-go arrangements was an immaterial portion of subscription revenue during the years ended December 31, 2023, 2022, and 2021. The Company primarily enters into subscription contracts with one-year terms, and subscription contracts are generally non-cancelable and non-refundable, although customers can terminate for breach if the Company materially fails to perform. Services revenue consists of revenue from professional services and education services. The Company generates sales of its subscriptions and services through its sales teams, self-service channel, and partner ecosystem, including the major cloud provider marketplaces.

The consolidated financial statements reflect the Company’s accounting for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customers obtain control of promised subscriptions or services in an amount that reflects the consideration that the Company expects to receive in exchange for those subscriptions or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the following steps are performed:

(i) identification of the contract with a customer

The Company generally contracts with customers through order forms, which are governed by master sales agreements, and through cloud provider marketplaces. The Company determines that it has a contract with a customer when the contract is approved, each party’s rights regarding the subscriptions or services to be transferred and the payment terms for the services can be identified, the Company has determined the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, financial, or other information pertaining to the customer.

When a contract is entered into, the Company evaluates whether the contract is part of a larger arrangement and should be accounted for with other contracts and whether the combined or single contract includes more than one performance obligation.

(ii) identification of the performance obligations in the contract

Performance obligations are identified based on the subscriptions and services that will be transferred to the customer that are both (1) capable of being distinct, whereby the customer can benefit from the subscriptions or services either on their own or together with other resources that are readily available from third parties or from the Company, and (2) are distinct in the context of the contract, whereby the transfer of the subscriptions and services is separately identifiable from other promises in the contract. Where applicable, the Company also identifies material rights as performance obligations. To the extent a contract includes multiple promised subscriptions or services, the Company applies judgment to determine whether promised subscriptions or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, or if performance obligations follow the same pattern of recognition, the promised subscriptions or services are accounted for as a combined performance obligation. The Company has concluded that its contracts with customers do not contain warranties that give rise to a separate performance obligation.

(iii) measurement of the transaction price

The transaction price is the total amount of consideration the Company expects to be entitled to in exchange for the subscriptions and services in a contract. The transaction price in a usage-based SaaS contract is typically equal to the commitment in the contract, less any discounts provided. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company’s contracts do not contain a significant financing component.

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

The Company’s subscription revenue also includes revenue from Confluent Cloud for its usage-based commitment contracts and pay-as-you-go arrangements, which is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract.

Services Revenue

The Company’s services revenue includes revenue from professional services and education services, which are generally sold on a time-and-materials basis. The Company recognizes the associated revenue as services are delivered.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with customer support and maintenance, third-party cloud infrastructure costs, amortization of internal-use software and acquired intangible assets, and allocated overhead.

Cost of Services Revenue

Cost of services revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with professional services and education services, costs for third-party consultants and partners who supplement our services delivery team, and allocated overhead.

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

Advertising Costs

Advertising costs are expensed as incurred or when the advertising first takes place, based on the nature of the advertising, and are recorded in sales and marketing expenses in the consolidated statements of operations. Advertising expense was $27.7 million, $28.7 million, and $26.7 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

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

For stock-based awards that vest based only on continuous service, stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of two to four years. For awards with both a service-based and a performance-based vesting condition, stock-based compensation expense is recognized using the accelerated attribution method over the requisite service period, from the time it is probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The Company has also granted certain options containing a provision whereby vesting is accelerated upon a change in control; stock-based compensation expense for such options is recognized on a straight-line basis over a vesting period of generally four years, as a change in control is considered to be outside of the Company’s control and is not considered probable until it occurs. Forfeitures are accounted for as they occur.

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

Net Loss Per Share

The Company computes basic and diluted net loss per share attributable to Class A and Class B common stockholders using the two-class method required for companies with participating securities. The Company considers unvested common stock, and prior to the automatic conversion of all of its outstanding redeemable convertible preferred stock into Class B common stock in connection with its IPO, all series of its redeemable convertible preferred stock to be participating securities, as the holders of such securities have non-forfeitable dividend rights in the event that a dividend is paid on common stock. Under the two-class method, net loss is not allocated to redeemable convertible preferred stock and unvested common stock as these securities do not have a contractual obligation to share in the Company’s net losses.

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period, excluding unvested common stock that is subject to repurchase. Basic and diluted net loss per share were the same for the years ended December 31, 2023, 2022, and 2021, as the inclusion of all potentially dilutive shares was anti-dilutive due to the net loss reported for each period.

The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, converting, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share are, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

Segment and Geographic Information

The Company operates its business as one operating and reportable segment as the Company’s chief operating decision maker, the Company’s Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. As of December 31, 2023 and 2022, substantially all of the Company’s long-lived assets, including property and equipment, net, and operating right-of-use assets were located in the United States. See Note 10 for revenue disaggregated by geographic markets.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Acquired Contract Assets and Contract Liabilities: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This guidance is effective for the Company for the year beginning January 1, 2023. The Company adopted this guidance as of January 1, 2023 on a prospective basis and the adoption did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its future consolidated financial statements and disclosures.

Income Taxes: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this ASU on its future consolidated financial statements and disclosures.

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$834,235	$257	$(1,355)	$833,137
U.S. agency obligations	403,035	599	(875)	402,759
Corporate notes and bonds	279,328	838	(457)	279,709
Commercial paper	35,407	-	(3)	35,404
Total marketable securities	$1,552,005	$1,694	$(2,690)	$1,551,009

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$1,033,587	$68	$(4,072)	$1,029,583
U.S. agency obligations	273,804	17	(3,570)	270,251
Corporate notes and bonds	160,208	9	(2,375)	157,842
Commercial paper	33,526	-	(158)	33,368
Total marketable securities	$1,501,125	$94	$(10,175)	$1,491,044

The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$487,260	$(1,074)	$46,130	$(281)	$533,390	$(1,355)
U.S. agency obligations	206,105	(390)	80,657	(485)	286,762	(875)
Corporate notes and bonds	100,295	(293)	31,277	(164)	131,572	(457)
Commercial paper	6,810	(3)	-	-	6,810	(3)
Total	$800,470	$(1,760)	$158,064	$(930)	$958,534	$(2,690)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$566,093	$(2,892)	$167,817	$(1,180)	$733,910	$(4,072)
U.S. agency obligations	201,846	(2,014)	51,595	(1,556)	253,441	(3,570)
Corporate notes and bonds	90,287	(1,259)	65,579	(1,116)	155,866	(2,375)
Commercial paper	33,368	(158)	-	-	33,368	(158)
Total	$891,594	$(6,323)	$284,991	$(3,852)	$1,176,585	$(10,175)

For available-for-sale debt securities in an unrealized loss position, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of December 31, 2023 and 2022. Realized gains and losses were not material for the years ended December 31, 2023, 2022, and 2021.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Due within one year	$1,264,302	$1,262,136
Due after one year through five years	287,703	288,873
Total	$1,552,005	$1,551,009

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$264,923	$-	$264,923
U.S. treasury securities	-	52,130	52,130
Marketable securities:
U.S. treasury securities	-	833,137	833,137
U.S. agency obligations	-	402,759	402,759
Corporate notes and bonds	-	279,709	279,709
Commercial paper	-	35,404	35,404
Derivative instruments:
Foreign currency forward contracts	-	3,219	3,219
Total assets	$264,923	$1,606,358	$1,871,281
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$1,272	$1,272
Total liabilities	$-	$1,272	$1,272

	December 31, 2022
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$367,699	$-	$367,699
U.S. treasury securities	-	12,971	12,971
U.S. agency obligations	-	2,000	2,000
Marketable securities:
U.S. treasury securities	-	1,029,583	1,029,583
U.S. agency obligations	-	270,251	270,251
Corporate notes and bonds	-	157,842	157,842
Commercial paper	-	33,368	33,368
Derivative instruments:
Foreign currency forward contracts	-	672	672
Total assets	$367,699	$1,506,687	$1,874,386
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$19	$19
Total liabilities	$-	$19	$19

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023 and 2022, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $917.9 million and $837.3 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8 for further information on the Company’s convertible senior notes.

5. Derivative Instruments and Hedging

In December 2022, the Company began entering into foreign currency forward contracts to manage its exposure to certain foreign currency exchange risks.

The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	December 31, 2023	December 31, 2022
Foreign currency forward contracts designated as hedging instruments	$125,617	$96,097
Foreign currency forward contracts not designated as hedging instruments	99,918	-
Total derivative instruments	$225,535	$96,097

The following table summarizes the fair value of the Company’s derivative instruments on the consolidated balance sheets (in thousands):

	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$1,789	$672
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	906	-
Foreign currency forward contracts designated as hedging instruments	Other assets, non-current	524	-
Total derivative assets		$3,219	$672
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$18	$19
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	1,239	-
Foreign currency forward contracts designated as hedging instruments	Other liabilities, non-current	15	-
Total derivative liabilities		$1,272	$19

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$653	$-
Net gain recognized in other comprehensive income (loss)	3,035	653
Net gain reclassified from AOCI to earnings	(1,408)	-
Ending balance	$2,280	$653

As of December 31, 2023, net unrealized gains included in the balance of accumulated other comprehensive loss related to foreign currency forward contracts designated as hedging instruments was $2.3 million, the vast majority of which the Company expects to reclassify from accumulated other comprehensive loss into earnings over the next 12 months.

The following table summarizes the effect of foreign currency forward contracts on the consolidated statements of operations (in thousands):

	Year Ended December 31, 2023
	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Cost of revenue - subscription	$150	$-
Cost of revenue - services	103	-
Research and development	325	-
Sales and marketing	614	-
General and administrative	216	-
Other income (expense), net	-	(83)
Total gains (losses) recognized in earnings	$1,408	$(83)

6. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	December 31, 2023	December 31, 2022
Computers, equipment, and software	$11,300	$8,794
Furniture and fixtures	916	977
Leasehold improvements	380	458
Capitalized internal-use software costs	38,999	25,639
Construction in progress - capitalized internal-use software costs	27,831	5,404
Property and equipment, at cost	$79,426	$41,272
Less: Accumulated depreciation and amortization	(25,414)	(12,183)
Property and equipment, net	$54,012	$29,089

Depreciation and amortization expense was $13.4 million, $7.6 million, and $3.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation and benefits	$74,497	$27,799
Accrued commissions	17,418	18,058
Employee contributions under employee stock purchase plan	13,946	15,283
Accrued expenses	13,471	16,798
Accrued payroll taxes	9,162	10,349
Other liabilities	13,353	17,044
Total accrued expenses and other liabilities	$141,847	$105,331

7. Business Combinations, Goodwill, and Intangible Assets

Business Combinations

In January 2023, the Company acquired all outstanding shares of immerok GmbH (“Immerok”), an Apache Flink stream processing managed services company, for purchase consideration of $54.9 million in cash. The Company acquired Immerok primarily for its talent and developed technology. In allocating the purchase consideration, the Company recorded $9.1 million of cash acquired, $2.6 million as a developed technology intangible asset, to be amortized on a straight-line basis over an estimated useful life of five years, and $43.5 million of goodwill. The goodwill is primarily attributed to the assembled workforce and expected synergies arising from the acquisition, and is not deductible for income tax purposes.

The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company will pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. During the year ended December 31, 2023, the Company recognized compensation expense of $17.4 million related to the holdback agreements.

In December 2023, the Company acquired certain assets of Noteable, Inc. for purchase consideration of $10.0 million in cash. The Company has accounted for this transaction as a business combination. In allocating the purchase consideration, the Company recorded $1.5 million as a developed technology intangible asset, to be amortized on a straight-line basis over an estimated useful life of one year, and $8.5 million of goodwill, which is deductible for income tax purposes.

Transaction costs associated with each of the business combinations above were not material during the year ended December 31, 2023 and were recorded as general and administrative expenses in the consolidated statements of operations. From the respective dates of acquisition, the results of operations of the business combinations included in the Company’s consolidated financial statements were not material. Pro forma results of operations have not been presented because they were not material to the consolidated results of operations.

Goodwill

Goodwill as of December 31, 2023 was $52.0 million. No goodwill was recorded as of December 31, 2022.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	December 31, 2023
	Gross	Accumulated Amortization	Net
Developed technology	$4,056	$(564)	$3,492
Total	$4,056	$(564)	$3,492

Amortization expense was not material for the year ended December 31, 2023.

As of December 31, 2023, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
2024	$1,947
2025	511
2026	511
2027	511
2028	12
Total	$3,492

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

During the year ended December 31, 2023, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s consolidated balance sheets as of December 31, 2023.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other income (expense), net on the consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs for the years ended December 31, 2023, 2022, and 2021 was $3.8 million, $3.8 million, and $0.2 million, respectively.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	December 31, 2023	December 31, 2022
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(11,687)	(15,500)
Net carrying amount	$1,088,313	$1,084,500

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

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of December 31, 2023 and 2022.

In addition, the Company subleased certain floors of its unoccupied office space that expired at various dates in 2022. Sublease income was recorded as a reduction of lease expense and was not material for the year ended December 31, 2022. Sublease income was $2.7 million for the year ended December 31, 2021.

For the years ended December 31, 2023, 2022, and 2021, lease expense, net of sublease income of $20.9 million, $10.1 million, and $10.2 million is included in operating expenses in the consolidated statements of operations, respectively. Lease expense for the year ended December 31, 2023 includes $15.7 million of lease abandonment charges related to the cease use of certain leased office space recorded within restructuring and other related charges in the consolidated statements of operations. See Note 12 for further information on the Company’s restructuring actions. The Company did not have any material variable lease costs or short-term lease costs for the years ended December 31, 2023, 2022, and 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $8.7 million, $10.7 million, and $12.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023 and 2022, the weighted-average remaining lease term of the Company’s operating leases was 2.8 and 3.8 years, respectively. As of December 31, 2023 and 2022, the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.3%.

The Company’s future minimum lease payments under non-cancelable operating leases as of December 31, 2023 were as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2024	$8,784
2025	10,741
2026	7,231
Total minimum lease payments	26,756
Less: Imputed interest	(1,475)
Present value of future minimum lease payments	$25,281

Purchase Obligations

As of December 31, 2023, future payments under non-cancelable purchase obligations, primarily related to third-party cloud infrastructure agreements under which the Company is granted access to use certain cloud services, were as follows (in thousands):

Year Ending December 31,	Purchase Obligations
2024	$162,815
2025	184,585
2026	203,995
2027	169,410
2028	22,790
Total	$743,595

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of December 31, 2023 and 2022, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual and the maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of December 31, 2023 and 2022, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the years ended December 31, 2023, 2022, and 2021 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of December 31, 2023 and 2022, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

10. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Year Ended December 31,
	2023		2022		2021
Geographic markets:
United States	$464,857	60%	$362,132	62%	$246,676	64%
International	312,095	40%	223,812	38%	141,188	36%
Total revenue	$776,952	100%	$585,944	100%	$387,864	100%
Subscriptions and services:
Confluent Platform - License	$84,025	11%	$76,019	13%	$69,183	18%
Confluent Platform - PCS	296,245	38%	247,803	42%	183,737	47%
Confluent Cloud	348,842	45%	211,187	36%	94,179	24%
Subscription	729,112	94%	535,009	91%	347,099	89%
Services	47,840	6%	50,935	9%	40,765	11%
Total revenue	$776,952	100%	$585,944	100%	$387,864	100%

Other than the United States, no individual country represented 10% or more of total revenue during the years ended December 31, 2023, 2022, and 2021.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of December 31, 2023, the Company’s RPO was $919.9 million, approximately 64% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months. Actual amounts or timing of revenue recognized may differ due to subsequent contract modifications.

Deferred Revenue

Deferred revenue, including current and non-current balances as of December 31, 2023 and 2022, was $353.0 million and $322.8 million, respectively. For the years ended December 31, 2023, 2022, and 2021, revenue recognized from deferred revenue at the beginning of each year was $285.6 million, $221.1 million, and $141.7 million, respectively.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$104,284	$78,824
Capitalization of contract acquisition costs	61,356	62,799
Amortization of deferred contract acquisition costs	(45,888)	(37,339)
Ending balance	$119,752	$104,284

11. Stockholders’ Equity

Preferred Stock

In connection with its IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. In connection with its IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, converting, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.00001 per share and are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31, 2023	December 31, 2022
2014 Stock Plan:
Options outstanding	31,112,073	45,276,579
Restricted stock units outstanding	1,042,303	2,224,138
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	22,650,063	17,729,318
Remaining shares available for future issuance	37,289,144	33,300,077
2021 Employee Stock Purchase Plan	8,166,130	6,493,913
Total	100,282,213	105,046,525

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

The 2021 ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first trading day of a new purchase period is lower than the fair market value on the offering date, that offering period will terminate and participants will be automatically enrolled in a new 12-month offering period. ESPP rollovers occurred in August 2022 and February 2023, which triggered new 12-month offering periods and resulted in immaterial incremental stock-based compensation expense to be recognized over the remaining requisite service periods.

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	33,300,077	45,299,079	$7.76	6.99	$657,307
Increase in authorized shares	14,469,209	-	$-
Stock options exercised	-	(11,454,829)	$6.43
Stock options forfeited or expired	2,709,677	(2,709,677)	$10.78
Repurchases of unvested common stock	35,203	-	$-
RSUs granted	(17,402,093)	-	$-
RSUs forfeited or cancelled	4,177,071	-	$-
Balance as of December 31, 2023	37,289,144	31,134,573	$7.98	6.01	$480,766
Vested as of December 31, 2023		24,876,756	$6.98	5.84	$408,899
Vested and expected to vest as of December 31, 2023		31,134,573	$7.98	6.01	$480,766

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $241.0 million, $382.4 million, and $976.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. No options were granted during the years ended December 31, 2023 and 2022. The weighted-average grant-date fair value per share of options granted during the year ended December 31, 2021 was $12.43. The total grant-date fair value of stock options vested was $62.8 million, $108.1 million, and $63.6 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of December 31, 2023 and December 31, 2022, there were 135,013 and 578,119 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities within accrued expenses and other liabilities and other liabilities, non-current on the consolidated balance sheets until the options vest, at which point they are reclassified to equity. As of December 31, 2023 and December 31, 2022, the liabilities for early exercised options subject to repurchase were $1.3 million and $4.0 million, respectively.

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

RSUs granted after the IPO do not contain the performance-based vesting condition described above. The service-based vesting condition for RSUs is generally satisfied by rendering continuous service for two to four years, during which time the grants will vest quarterly. In November 2021, the Company’s board of directors modified the terms of the RSUs. Prior to the modification, the RSUs vested either quarterly or with a cliff vesting period of one year and continued vesting quarterly thereafter. The modification removed the requirement of the cliff vesting period of one year and did not have a material impact to the consolidated financial statements for the year ended December 31, 2021. All other significant terms of the service-based RSUs remained unchanged.

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	19,953,456	$33.18
RSUs granted	17,402,093	$24.49
RSUs vested	(9,486,112)	$29.68
RSUs forfeited or cancelled	(4,177,071)	$31.84
Unvested balance as of December 31, 2023	23,692,366	$28.44

The total grant-date fair value of RSUs vested was $281.5 million, $160.3 million, and $22.2 million during the years ended December 31, 2023, 2022, and 2021, respectively.

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

Expected Volatility: Prior to July 2023, the expected volatility was derived from the average historical stock volatilities of public companies within the Company’s industry that it considers to be comparable to its business, over a period equivalent to the expected term of the stock options, since the Company did not have a sufficient trading history of its common stock. Beginning in July 2023, the Company uses a weighted average volatility of its Class A common stock and the stocks of public companies within the Company’s industry to develop its expected volatility assumption.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2021. No stock options were granted during the years ended December 31, 2023 and 2022:

Year Ended December 31,
2021
Expected term (in years)	6.17
Expected volatility	66.3%
Risk-free interest rate	1.1%
Expected dividend yield	0%

The fair value of employee stock purchase rights for offerings under the 2021 ESPP were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.49 - 1.00	0.49 - 1.00	0.63 - 1.12
Expected volatility	58.5% - 79.7%	55.0% - 82.1%	54.6% - 56.7%
Risk-free interest rate	5.0% - 5.5%	0.7% - 3.3%	0.1%
Expected dividend yield	0%	0%	0%

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue - subscription	$25,620	$23,136	$12,571
Cost of revenue - services	11,096	9,253	5,418
Research and development	139,809	101,499	49,051
Sales and marketing	124,568	99,366	55,506
General and administrative	48,740	44,402	33,078
Stock-based compensation, net of amounts capitalized	$349,833	$277,656	$155,624
Capitalized stock-based compensation	17,943	7,544	2,625
Total stock-based compensation	$367,776	$285,200	$158,249

As of December 31, 2023, there was $668.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.0 years.

12. Restructuring and Other Related Charges

In January 2023, the Company approved restructuring actions (the “Restructuring Plan”) to adjust its cost structure and real estate footprint. The Restructuring Plan includes a reduction of approximately 8% of the Company’s global workforce as of December 31, 2022. During the year ended December 31, 2023, the Company recorded restructuring and other related charges of $34.9 million, consisting of $19.2 million related to employee transition and severance payments, employee benefits, and related facilitation costs, and $15.7 million of lease abandonment charges. The Restructuring Plan was substantially completed as of June 30, 2023.

The following table summarizes the Company’s liability for restructuring-related employee termination benefits included in accrued expenses and other current liabilities on the consolidated balance sheets (in thousands):

Employee Termination Benefits
Balance as of January 1, 2023	$-
Restructuring charges	19,187
Cash payments	(19,187)
Balance as of December 31, 2023	$-

13. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(428,346)	$(461,919)	$(347,552)
Foreign	21,672	15,661	7,925
Loss before income taxes	$(406,674)	$(446,258)	$(339,627)

The components of provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
State	$371	$337	$251
Foreign	33,812	6,193	1,588
Total	34,183	6,530	1,839
Deferred
Federal	2	-	-
State	1	-	-
Foreign	1,886	(237)	1,335
Total	1,889	(237)	1,335
Provision for income taxes	$36,072	$6,293	$3,174

In December 2023, the Company completed an intra-group transfer of acquired intellectual property related to the acquisition of immerok GmbH. As a result, the Company recognized foreign current tax expense of $26.4 million resulting from the intra-group transfer, which is not due within the next 12 months and therefore recorded within other liabilities, non-current on the consolidated balance sheets. The Company recorded a U.S. deferred tax asset of $17.8 million from a step-up in the tax basis of the intellectual property. Based on available objective evidence, the Company believes it is more likely than not that the additional U.S. deferred tax asset will not be realizable and is therefore offset by a full valuation allowance as of December 31, 2023.

The reconciliation of the income tax benefit computed at the federal statutory tax rate to the Company’s provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax benefit computed at federal statutory rate	$(85,401)	$(93,714)	$(71,322)
Foreign rate differential	2,107	2,668	1,214
Stock-based compensation expense	88	(14,145)	(104,993)
Change in valuation allowance	97,923	122,724	192,301
Research and development credits	(13,049)	(11,581)	(14,483)
Intra-group transfer of acquired intellectual property	26,358	-	-
Non-deductible expenses	4,495	-	-
Other	3,551	341	457
Provision for income taxes	$36,072	$6,293	$3,174

The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$369,107	$324,950
Capitalized research and development costs	119,960	74,824
Tax credit carryforwards	63,096	46,190
Stock-based compensation expense	27,840	26,211
Acquired intangible assets	17,791	-
Accruals and reserves	16,948	8,005
Other	17,450	19,610
Total deferred tax assets	632,192	499,790
Less: Valuation allowance	(587,738)	(461,234)
Deferred tax assets, net of valuation allowance	44,454	38,556
Deferred tax liabilities:
Deferred contract acquisition costs	(28,379)	(25,054)
Property and equipment	(11,765)	(5,898)
Other	(5,486)	(6,891)
Total deferred tax liabilities	(45,630)	(37,843)
Net deferred tax (liabilities) assets	$(1,176)	$713

The Company recognizes a valuation allowance on its deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. Due to a history of losses in the United States and United Kingdom, U.S. and U.K. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance was $587.7 million as of December 31, 2023 and increased by $126.5 million during the year ended December 31, 2023 primarily due to increased U.S. federal and state loss carryforwards, acquired intangible assets, capitalized research and development costs, and tax credit carryforwards. The valuation allowance was $461.2 million as of December 31, 2022 and increased by $145.1 million during the year ended December 31, 2022 primarily due to increased U.S. federal and state and U.K. net operating loss carryforwards, capitalized research and development costs, and tax credit carryforwards.

As of December 31, 2023, the Company accrued $2.7 million of deferred U.S. state income and foreign withholding taxes on amounts of non-U.S. earnings that the Company plans to repatriate. For the non-U.S. earnings the Company intends to indefinitely reinvest, the estimated amount of any incremental tax associated with such earnings is immaterial.

As of December 31, 2023, the Company had $1,461.7 million of federal net operating loss carryforwards and $798.1 million of state net operating loss carryforwards. Of the federal net operating loss carryforwards, $1,417.5 million can be carried forward indefinitely, but is limited to 80% of annual taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2034 and 2025, respectively.

As of December 31, 2023, the Company had U.S. federal and state research tax credit carryforwards of $62.6 million and $28.1 million, respectively. The U.S. federal research tax credit carryforwards will begin to expire in 2034. The California research tax credit carryforwards can be carried forward indefinitely, while the research tax credit carryforwards for other states will begin to expire in 2026.

As of December 31, 2023, the Company had $60.3 million of foreign net operating loss carryforwards. These foreign net operating loss carryforwards have an indefinite life and do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended, and similar provisions of state law, utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to an ownership change. As of December 31, 2023, the Company assessed that its net operating loss and tax credit carryforwards will not expire solely due to Section 382 limitations.

A reconciliation of the beginning and ending balances of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$18,914	$12,530	$3,399
Gross increase for prior year tax positions	439	1	192
Gross decrease for prior year tax positions	(5)	(860)	-
Gross increase for current year tax positions	7,961	7,243	8,939
Ending balance	$27,309	$18,914	$12,530

As of December 31, 2023, the total amount of unrecognized tax benefits, if recognized, would not affect the Company’s effective tax rate due to the existence of carryforwards and the valuation allowance in the United States and applicable U.S. state jurisdictions.

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

The Company recognizes interest and penalties related to uncertain tax positions in benefit from income taxes in the consolidated statements of operations. There were no interest and penalties associated with unrecognized income tax benefits for the years ended December 31, 2023, 2022, and 2021.

The Company’s tax years from inception in 2014 through December 31, 2023 remain subject to examination by various jurisdictions.

14. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share attributable to the Company’s Class A and Class B common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(442,746)	$(452,551)	$(342,801)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	300,727,487	280,080,357	188,627,720
Net loss per share, basic and diluted	$(1.47)	$(1.62)	$(1.82)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to the Company’s Class A and Class B common stockholders for the periods presented because the impact of including them would have been anti-dilutive:

	December 31, 2023	December 31, 2022	December 31, 2021
Stock options	31,134,573	45,299,079	61,926,383
Unvested early exercised stock options	135,013	578,119	2,164,577
RSUs	23,692,366	19,953,456	6,434,508
ESPP	870,502	1,428,206	1,322,476
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960	10,992,960
Total	66,825,414	78,251,820	82,840,904

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Ying Christina Liu - Chief Accounting Officer	Adoption	11/29/2023	X		293,332(1)	3/28/2025
Lara Caimi - Director	Adoption	12/11/2023	X		80,399	2/21/2025
Eric Vishria - Director(2)	Termination	11/9/2023	X		530,000	1/21/2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) The actual number of shares that will be sold under the Rule 10b5-1 trading plan will be reduced by the number of shares sold in accordance with an existing plan prior to its expiration on March 22, 2024.

(2) Represents the termination of a Rule 10b5-1 trading plan by The Vishria Revocable Trust, a trust affiliated with Eric Vishria.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item (other than the information set forth in the next paragraph) will be included in the proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023 (the “2024 Proxy Statement”), and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

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

(c)
Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit						Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	10-Q	001-40526	3.2	5-3-2023
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.	S-1/A	333-256693	4.1	6-16-2021
4.3	Indenture, dated as of December 13, 2021, by and between Confluent, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40526	4.1	12-14-2021
4.4	Form of Global Note, representing Confluent, Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-40526	4.2	12-14-2021
4.5	Description of Securities.	10-K	001-40526	4.5	2-24-2022
10.1	Amended and Restated Investors’ Rights Agreement by and among Confluent, Inc. and certain holders of its capital stock, dated March 20, 2020.	S-1	333-256693	10.1	6-1-2021
10.2+	Amended and Restated 2014 Stock Plan.	S-1/A	333-256693	10.2	6-16-2021
10.3+	Forms of Option Agreement, Stock Option Grant Notice, Exercise Agreement, and Early Exercise Notice and Restricted Stock Purchase Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.3	6-16-2021
10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.4	6-16-2021
10.5+	2021 Equity Incentive Plan.	S-1/A	333-256693	10.5	6-16-2021
10.6+	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.6	6-16-2021
10.7+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.7	6-16-2021
10.8+	2021 Employee Stock Purchase Plan.	S-1/A	333-256693	10.8	6-16-2021
10.9+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-256693	10.9	6-1-2021
10.10+	Confirmatory Offer Letter by and between the Registrant and Edward Jay Kreps, dated May 28, 2021.	S-1/A	333-256693	10.10	6-16-2021
10.11+	Promotion Letter between Confluent, Inc. and Rohan Sivaram, dated August 1, 2023.	8-K	001-40526	10.1	8-2-2023
10.12+	Confirmatory Offer Letter by and between the Registrant and Erica Schultz, dated May 28, 2021.	S-1/A	333-256693	10.12	6-16-2021
10.13+	Confirmatory Offer Letter by and between the Registrant and Stephanie Buscemi, dated October 21, 2022.	10-Q	001-40526	10.1	11-2-2022
10.14+	Confirmatory Offer Letter by and between the Registrant and Chad Verbowski, dated October 19, 2022.	10-Q	001-40526	10.2	11-2-2022
10.15	Net Lease Agreement by and between the Registrant and West Evelyn Bryant Office Partners, L.P., dated April 11, 2019.	S-1	333-256693	10.13	6-1-2021
10.16+	Non-Employee Director Compensation Policy.					X

10.17+	Executive Officer Change in Control/Severance Benefit Plan and related participation agreement.	10-K	001-40526	10.15	2-24-2022
10.18+	Cash Incentive Bonus Plan.	S-1	333-256693	10.16	6-1-2021
10.19	Form of Confirmation for Capped Call Transactions.	8-K	001-40526	10.1	12-14-2021
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of Pricewaterhouse Coopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Confluent, Inc. Incentive Compensation Recoupment Policy					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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

Confluent, Inc.

Date: February 21, 2024	By:	/s/ Edward Jay Kreps
Edward Jay Kreps
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward Jay Kreps and Rohan Sivaram, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Edward Jay Kreps	Chief Executive Officer and Director	February 21, 2024
Edward Jay Kreps	(Principal Executive Officer)

/s/ Rohan Sivaram	Chief Financial Officer	February 21, 2024
Rohan Sivaram	(Principal Financial Officer)

/s/ Ying Christina Liu	Chief Accounting Officer	February 21, 2024
Ying Christina Liu	(Principal Accounting Officer)

/s/ Lara Caimi	Director	February 21, 2024
Lara Caimi

/s/ Jonathan Chadwick	Director	February 21, 2024
Jonathan Chadwick

/s/ Alyssa Henry	Director	February 21, 2024
Alyssa Henry

/s/ Matthew Miller	Director	February 21, 2024
Matthew Miller

/s/ Neha Narkhede	Director	February 21, 2024
Neha Narkhede

/s/ Greg Schott	Director	February 21, 2024
Greg Schott

/s/ Eric Vishria	Director	February 21, 2024
Eric Vishria

/s/ Mike Volpi	Director	February 21, 2024
Mike Volpi