Form 10-Q
period 2024-03-31
Confluent, Inc.
filed 2024-05-07
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, there were 244,657,840 shares of the registrant’s Class A common stock and 73,177,131 shares of the registrant's Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$336,373	$349,761
Marketable securities	1,570,586	1,551,009
Accounts receivable, net	199,842	229,962
Deferred contract acquisition costs	43,214	43,937
Prepaid expenses and other current assets	76,102	76,986
Total current assets	2,226,117	2,251,655
Property and equipment, net	61,627	54,012
Operating lease right-of-use assets	9,176	10,061
Goodwill and intangible assets, net	54,988	55,490
Deferred contract acquisition costs, non-current	73,508	75,815
Other assets, non-current	14,213	13,776
Total assets	$2,439,629	$2,460,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,882	$6,714
Accrued expenses and other liabilities	96,739	141,847
Operating lease liabilities	10,061	7,890
Deferred revenue	330,516	330,570
Total current liabilities	439,198	487,021
Operating lease liabilities, non-current	13,284	17,391
Deferred revenue, non-current	17,145	22,436
Convertible senior notes, net	1,089,266	1,088,313
Other liabilities, non-current	35,519	35,233
Total liabilities	1,594,412	1,650,394
Commitments and contingencies (Note 9)

	March 31, 2024	December 31, 2023
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 244,079,585 and 224,737,415 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 73,182,995 and 86,774,127 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	2,584,665	2,453,293
Accumulated other comprehensive (loss) income	(2,333)	1,270
Accumulated deficit	(1,737,118)	(1,644,151)
Total stockholders’ equity	845,217	810,415
Total liabilities and stockholders’ equity	$2,439,629	$2,460,809

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription	$206,902	$160,567
Services	10,335	13,735
Total revenue	217,237	174,302
Cost of revenue:
Subscription	48,355	42,905
Services	12,866	15,239
Total cost of revenue	61,221	58,144
Gross profit	156,016	116,158
Operating expenses:
Research and development	97,571	84,890
Sales and marketing	131,352	128,624
General and administrative	38,444	35,355
Restructuring and other related charges	-	33,382
Total operating expenses	267,367	282,251
Operating loss	(111,351)	(166,093)
Other income, net	20,850	15,185
Loss before income taxes	(90,501)	(150,908)
Provision for income taxes	2,466	1,647
Net loss	$(92,967)	$(152,555)
Net loss per share, basic and diluted	$(0.30)	$(0.52)
Weighted-average shares used to compute net loss per share, basic and diluted	314,203,181	291,864,975

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(92,967)	$(152,555)
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on marketable securities	(1,866)	4,159
Net unrealized (loss) gain on derivative instruments	(1,737)	843
Other comprehensive (loss) income, net of tax	(3,603)	5,002
Total comprehensive loss	$(96,570)	$(147,553)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of January 1, 2024	311,511,542	$3	$2,453,293	$1,270	$(1,644,151)	$810,415
Vesting of early exercised options	-	-	316	-	-	316
Issuance of common stock upon exercise of vested options	2,257,832	-	14,534	-	-	14,534
Vesting of restricted stock units	2,819,051	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	674,155	-	15,603	-	-	15,603
Stock-based compensation	-	-	100,919	-	-	100,919
Other comprehensive loss, net of tax	-	-	-	(3,603)	-	(3,603)
Net loss	-	-	-	-	(92,967)	(92,967)
Balances as of March 31, 2024	317,262,580	$3	$2,584,665	$(2,333)	$(1,737,118)	$845,217

	Three Months Ended March 31, 2023
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of January 1, 2023	289,384,180	$3	$1,980,335	$(9,456)	$(1,201,405)	$769,477
Repurchases of unvested options	(30,828)	-	-	-	-	-
Vesting of early exercised options	-	-	1,275	-	-	1,275
Issuance of common stock upon exercise of vested options	3,595,765	-	21,269	-	-	21,269
Vesting of restricted stock units	1,714,907	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	714,586	-	17,172	-	-	17,172
Stock-based compensation	-	-	83,211	-	-	83,211
Other comprehensive income, net of tax	-	-	-	5,002	-	5,002
Net loss	-	-	-	-	(152,555)	(152,555)
Balances as of March 31, 2023	295,378,610	$3	$2,103,262	$(4,454)	$(1,353,960)	$744,851

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,967)	$(152,555)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,311	3,122
Net accretion of discounts on marketable securities	(10,396)	(9,133)
Amortization of debt issuance costs	953	939
Amortization of deferred contract acquisition costs	12,762	10,484
Non-cash operating lease costs	885	1,207
Lease abandonment charges	-	15,667
Stock-based compensation, net of amounts capitalized	95,322	79,289
Deferred income taxes	615	5
Other	849	279
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	29,360	8,068
Deferred contract acquisition costs	(9,732)	(10,160)
Prepaid expenses and other assets	(1,929)	3,141
Accounts payable	(4,932)	(11,325)
Accrued expenses and other liabilities	(43,752)	(16,557)
Operating lease liabilities	(1,935)	(1,998)
Deferred revenue	(5,368)	1,755
Net cash used in operating activities	(25,954)	(77,772)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(5,539)	(4,556)
Purchases of marketable securities	(443,307)	(453,356)
Maturities of marketable securities	432,267	451,777
Purchases of property and equipment	(186)	(546)
Cash paid for business combinations, net of cash acquired	-	(45,802)
Net cash used in investing activities	(16,765)	(52,483)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	14,401	20,780
Repurchases of unvested options	-	(223)
Proceeds from issuance of common stock under employee stock purchase plan	15,603	17,172
Net cash provided by financing activities	30,004	37,729
Effect of exchange rate changes on cash and cash equivalents	(673)	205
Net decrease in cash and cash equivalents	(13,388)	(92,321)
Cash and cash equivalents at beginning of period	349,761	435,781
Cash and cash equivalents at end of period	$336,373	$343,460

	Three Months Ended March 31,
	2024	2023
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$1,814	$1,883
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$5,597	$3,922
Vesting of early exercised stock options	$316	$1,275

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 21, 2024 (the “Annual Report”).

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the standalone selling price ("SSP") for each distinct performance obligation included in customer contracts, deferred contract acquisition costs and their period of benefit, stock-based compensation expense, the fair value of acquired intangible assets, capitalization and estimated useful life of internal-use software, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Income Taxes: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$761,343	$26	$(1,355)	$760,014
Corporate notes and bonds	393,175	223	(931)	392,467
U.S. agency obligations	369,850	144	(939)	369,055
Commercial paper	49,072	-	(22)	49,050
Total marketable securities	$1,573,440	$393	$(3,247)	$1,570,586

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$834,235	$257	$(1,355)	$833,137
U.S. agency obligations	403,035	599	(875)	402,759
Corporate notes and bonds	279,328	838	(457)	279,709
Commercial paper	35,407	-	(3)	35,404
Total marketable securities	$1,552,005	$1,694	$(2,690)	$1,551,009

The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$602,515	$(1,306)	$21,930	$(49)	$624,445	$(1,355)
U.S. agency obligations	229,157	(641)	75,738	(298)	304,895	(939)
Corporate notes and bonds	278,565	(856)	16,277	(75)	294,842	(931)
Commercial paper	12,270	(22)	-	-	12,270	(22)
Total	$1,122,507	$(2,825)	$113,945	$(422)	$1,236,452	$(3,247)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$487,260	$(1,074)	$46,130	$(281)	$533,390	$(1,355)
U.S. agency obligations	206,105	(390)	80,657	(485)	286,762	(875)
Corporate notes and bonds	100,295	(293)	31,277	(164)	131,572	(457)
Commercial paper	6,810	(3)	-	-	6,810	(3)
Total	$800,470	$(1,760)	$158,064	$(930)	$958,534	$(2,690)

For available-for-sale debt securities in an unrealized loss position, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of March 31, 2024 and December 31, 2023. Realized gains and losses were not material for the three months ended March 31, 2024 and 2023.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
Due within one year	$1,123,419	$1,121,345
Due after one year through five years	450,021	449,241
Total	$1,573,440	$1,570,586

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$269,918	$-	$269,918
U.S. treasury securities	-	29,063	29,063
Commercial paper	-	3,973	3,973
Marketable securities:
U.S. treasury securities	-	760,014	760,014
Corporate notes and bonds	-	392,467	392,467
U.S. agency obligations	-	369,055	369,055
Commercial paper	-	49,050	49,050
Derivative instruments:
Foreign currency forward contracts	-	1,172	1,172
Total assets	$269,918	$1,604,794	$1,874,712
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$773	$773
Total liabilities	$-	$773	$773

	December 31, 2023
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$264,923	$-	$264,923
U.S. treasury securities	-	52,130	52,130
Marketable securities:
U.S. treasury securities	-	833,137	833,137
U.S. agency obligations	-	402,759	402,759
Corporate notes and bonds	-	279,709	279,709
Commercial paper	-	35,404	35,404
Derivative instruments:
Foreign currency forward contracts	-	3,219	3,219
Total assets	$264,923	$1,606,358	$1,871,281
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$1,272	$1,272
Total liabilities	$-	$1,272	$1,272

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $943.3 million and $917.9 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8 for further information on the Company’s convertible senior notes.

5. Derivative Instruments and Hedging

The Company enters into foreign currency forward contracts with certain financial institutions to mitigate the impact of foreign currency fluctuations on future cash flows and earnings. Derivative instruments that hedge the exposure to variability in expected future cash flows are designated as cash flow hedges. The Company records changes in the fair value of these derivatives as a component of accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassifies the related gains or losses into cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The Company classifies cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities denominated in non-USD currencies are not designated as hedges for financial reporting purposes. The Company records changes in the fair value of these derivatives in other income (expense), net in the condensed consolidated statements of operations. The Company classifies cash flows related to these derivatives as operating activities in its condensed consolidated statements of cash flows.

The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	March 31, 2024	December 31, 2023
Foreign currency forward contracts designated as hedging instruments	$83,992	$125,617
Foreign currency forward contracts not designated as hedging instruments	73,892	99,918
Total derivative instruments	$157,884	$225,535

The Company has master netting agreements with each of its counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. The Company does not have collateral requirements with any of its counterparties. Although the Company is allowed to present the fair value of derivative instruments on a net basis according to master netting arrangements, the Company has elected to present its derivative instruments on a gross basis in the condensed consolidated financial statements. The Company’s derivative instruments generally have maturities of 18 months or less. The Company does not use derivative instruments for trading or speculative purposes. The following table summarizes the fair value of the Company’s derivative instruments on the condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$725	$1,789
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	395	906
Foreign currency forward contracts designated as hedging instruments	Other assets, non-current	52	524
Total derivative assets		$1,172	$3,219
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$234	$18
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	539	1,239
Foreign currency forward contracts designated as hedging instruments	Other liabilities, non-current	-	15
Total derivative liabilities		$773	$1,272

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$2,280	$653
Net (loss) gain recognized in other comprehensive (loss) income	(1,612)	843
Net gain reclassified from AOCI to earnings	(125)	(472)
Ending balance	$543	$1,024

As of March 31, 2024, net unrealized gains included in the balance of accumulated other comprehensive loss related to foreign currency forward contracts designated as hedging instruments was $0.5 million, the substantial majority of which the Company expects to reclassify from accumulated other comprehensive loss into earnings over the next 12 months.

The following table summarizes the effect of foreign currency forward contracts on the condensed consolidated statements of operations (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Cost of revenue - subscription	$24	$46	$-	$-
Cost of revenue - services	8	48	-	-
Research and development	31	59	-	-
Sales and marketing	33	262	-	-
General and administrative	29	57	-	-
Other income, net	-	-	(807)	76
Total gains (losses) recognized in earnings	$125	$472	$(807)	$76

6. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	March 31, 2024	December 31, 2023
Computers, equipment, and software	$11,444	$11,300
Furniture and fixtures	916	916
Leasehold improvements	380	380
Capitalized internal-use software costs	64,362	38,999
Construction in progress - capitalized internal-use software costs	13,604	27,831
Property and equipment, at cost	$90,706	$79,426
Less: Accumulated depreciation and amortization	(29,079)	(25,414)
Property and equipment, net	$61,627	$54,012

Depreciation and amortization expense was $3.8 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$39,558	$74,497
Accrued expenses	15,237	13,471
Accrued commissions	10,716	17,418
Accrued payroll taxes	9,357	9,162
Employee contributions under employee stock purchase plan	6,873	13,946
Other liabilities	14,998	13,353
Total accrued expenses and other liabilities	$96,739	$141,847

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

The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company will pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. The Company recognized compensation expense of $4.4 million related to the holdback agreements for both the three months ended March 31, 2024 and 2023. The purchase price allocation has been finalized with no changes made to the purchase price allocation for the three months ended March 31, 2024.

In December 2023, the Company acquired certain assets of Noteable, Inc. for purchase consideration of $10.0 million in cash. The Company has accounted for this transaction as a business combination. In allocating the purchase consideration, the Company recorded $1.5 million as a developed technology intangible asset, to be amortized on a straight-line basis over an estimated useful life of one year, and $8.5 million of goodwill, which is deductible for income tax purposes. The purchase price allocation is subject to measurement period adjustments until December 2024.

Transaction costs associated with each of the business combinations above were not material during the three months ended March 31, 2024 and 2023 and were recorded as general and administrative expenses in the condensed consolidated statements of operations.

Goodwill

No changes were made to the carrying values of goodwill for the three months ended March 31, 2024. Goodwill as of March 31, 2024 and December 31, 2023 was $52.0 million.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	March 31, 2024
	Gross	Accumulated Amortization	Net
Developed technology	$4,056	$(1,066)	$2,990
Total	$4,056	$(1,066)	$2,990

	December 31, 2023
	Gross	Accumulated Amortization	Net
Developed technology	$4,056	$(564)	$3,492
Total	$4,056	$(564)	$3,492

Amortization expense was not material for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2024	$1,445
2025	511
2026	511
2027	511
2028	12
Total	$2,990

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

During the three months ended March 31, 2024, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other income (expense), net on the condensed consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs was $1.0 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(10,734)	(11,687)
Net carrying amount	$1,089,266	$1,088,313

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

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. No draws have been made under the letter of credit as of March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2023, the Company ceased use of certain leased office space. The Company accelerated amortization of the related operating lease right-of-use assets and recognized $15.7 million of lease abandonment charges within restructuring and other related charges in the condensed consolidated statements of operations.

Purchase Obligations

During the three months ended March 31, 2024, there were no material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of March 31, 2024 and December 31, 2023, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual and the maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of March 31, 2024 and December 31, 2023, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three months ended March 31, 2024 and 2023 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of March 31, 2024 and December 31, 2023, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

10. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
Geographic markets:
United States	$127,410	59%	$103,942	60%
International	89,827	41%	70,360	40%
Total revenue	$217,237	100%	$174,302	100%
Subscriptions and services:
Confluent Platform - License	$19,367	9%	$18,988	11%
Confluent Platform - PCS(1)	80,693	37%	67,941	39%
Confluent Cloud	106,842	49%	73,638	42%
Subscription	206,902	95%	160,567	92%
Services	10,335	5%	13,735	8%
Total revenue	$217,237	100%	$174,302	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of March 31, 2024, the Company’s RPO was $840.2 million, approximately 68% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months. Actual amounts or timing of revenue recognized may differ due to subsequent contract modifications.

Deferred Revenue

Deferred revenue, including current and non-current balances as of March 31, 2024 and December 31, 2023 was $347.7 million and $353.0 million, respectively. For the three months ended March 31, 2024 and 2023, revenue recognized from deferred revenue at the beginning of the year was $138.7 million and $115.4 million, respectively.

Accounts Receivable, Net

The unbilled receivables balance included in accounts receivable, net on the condensed consolidated balance sheets was $71.6 million and $64.2 million as of March 31, 2024 and December 31, 2023, respectively.

The Company’s allowance for expected credit losses was not material as of March 31, 2024 and December 31, 2023. Additions to and write-offs against the allowance for expected credit losses were not material for the three months ended March 31, 2024 and 2023.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$119,752	$104,284
Capitalization of contract acquisition costs	9,732	10,160
Amortization of deferred contract acquisition costs	(12,762)	(10,484)
Ending balance	$116,722	$103,960

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	March 31, 2024	December 31, 2023
2014 Stock Plan:
Options outstanding	28,691,667	31,112,073
Restricted stock units outstanding	816,059	1,042,303
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	23,844,983	22,650,063
Remaining shares available for future issuance	49,239,568	37,289,144
2021 Employee Stock Purchase Plan	10,607,090	8,166,130
Total	113,221,867	100,282,213

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

In April 2021, the Company’s board of directors adopted, and in June 2021, the Company’s stockholders approved, the 2021 Plan, which became effective at the time of the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance awards, and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. A total of 25,812,876 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 Plan in addition to (i) the shares that remained available for grant of future awards under the 2014 Plan at the time the 2021 Plan became effective, (ii) shares underlying outstanding stock awards granted under the 2014 Plan that expire, or are forfeited, cancelled, or reacquired, as described above, and (iii) any automatic increases in the number of shares of Class A common stock reserved for future issuance under this plan. On January 1, 2024, the shares available for grant under the 2021 Plan were automatically increased by 15,575,577 shares pursuant to the 2021 Plan.

In April 2021, the Company’s board of directors adopted, and in June 2021, the Company’s stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective at the time of the execution of the underwriting agreement related to the Company’s IPO. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 5,162,575 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP, in addition to any automatic increases in the number of shares of Class A common stock reserved for future issuance under this plan. On January 1, 2024, the shares available for grant under the 2021 ESPP were automatically increased by 3,115,115 shares pursuant to the 2021 ESPP.

Except for the initial offering period, the 2021 ESPP provides for 12-month offering periods generally beginning on February 16 and August 16 of each year, and each offering period consists of two six-month purchase periods. The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the offering date or (2) the fair market value of the Company’s Class A common stock on the purchase date.

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

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2024	37,289,144	31,134,573	$7.98	6.01	$480,766
Increase in authorized shares	15,575,577	-	$-
Stock options exercised	-	(2,257,832)	$6.44
Stock options forfeited or expired	162,574	(162,574)	$14.34
RSUs granted	(4,724,070)	-	$-
RSUs forfeited or cancelled	936,343	-	$-
Balance as of March 31, 2024	49,239,568	28,714,167	$8.07	5.77	$645,279
Vested as of March 31, 2024		24,068,840	$7.28	5.64	$559,675
Vested and expected to vest as of March 31, 2024		28,714,167	$8.07	5.77	$645,279

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $52.9 million and $66.2 million for the three months ended March 31, 2024 and 2023, respectively. No options were granted during the three months ended March 31, 2024 and 2023.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of March 31, 2024 and December 31, 2023, there were 99,707 and 135,013 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities within accrued expenses and other liabilities and other liabilities, non-current on the condensed consolidated balance sheets until the options vest, at which point they are reclassified to equity. The liabilities for early exercised options subject to repurchase were immaterial as of March 31, 2024 and December 31, 2023.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

RSUs

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2024	23,692,366	$28.44
RSUs granted	4,724,070	$32.43
RSUs vested	(2,819,051)	$28.19
RSUs forfeited or cancelled	(936,343)	$30.73
Unvested balance as of March 31, 2024	24,661,042	$29.14

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue - subscription	$6,243	$6,328
Cost of revenue - services	2,573	2,777
Research and development	38,894	30,015
Sales and marketing	33,158	28,487
General and administrative	14,454	11,682
Stock-based compensation, net of amounts capitalized	$95,322	$79,289
Capitalized stock-based compensation	5,597	3,922
Total stock-based compensation	$100,919	$83,211

As of March 31, 2024, there was $695.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.9 years.

12. Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date loss or income for includable jurisdictions before income taxes from recurring operations and adjusting for discrete tax items arising in that interim period.

The Company’s provision for income taxes was $2.5 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively, primarily due to foreign, federal, and state income taxes.

The Company monitors the realizability of the U.S. and U.K. deferred tax assets taking into account all relevant factors. As of March 31, 2024, the Company continued to maintain a full valuation allowance on its U.S. and U.K. deferred tax assets. The Company will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized.

Based on the Company's assessment of the U.K.'s current income and anticipated future earnings, there is a reasonable possibility that the Company will have sufficient evidence to release a significant portion of the valuation allowance in the U.K. within the next 12 months. However, the Company's judgment regarding the U.K.'s future earnings and the exact timing and amount of any U.K. valuation allowance release are subject to change due to many factors, including future market conditions, the ability to successfully execute its business plans, and the amount of stock-based compensation tax deductions available in the future. Release of the U.K. valuation allowance would result in the recognition of net deferred tax assets on the Company's consolidated balance sheet and would decrease income tax expense in the period the release is recorded.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
	Class A and Class B Common Stock
Numerator:
Net loss	$(92,967)	$(152,555)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	314,203,181	291,864,975
Net loss per share, basic and diluted	$(0.30)	$(0.52)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to the Company’s Class A and Class B common stockholders for the periods presented because the impact of including them would have been anti-dilutive:

	March 31, 2024	March 31, 2023
Stock options	28,714,167	40,646,734
Unvested early exercised stock options	99,707	401,094
RSUs	24,661,042	27,778,681
ESPP	546,936	1,982,997
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960
Total	65,014,812	81,802,466

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024 (the “Annual Report”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Confluent” refer to Confluent, Inc. and its consolidated subsidiaries. Unless otherwise indicated, references to our “common stock” include our Class A common stock and Class B common stock.

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

Confluent Platform customers receive access to our proprietary features and various tiers of customer support. Our Confluent Platform subscriptions primarily have one-year terms and are generally billed annually in advance. Confluent Cloud customers may purchase subscriptions either without a commitment contract on a month-to-month basis, which we refer to as pay-as-you-go, or under a usage-based commitment contract of at least one year in duration, in which customers commit to specified per-usage rates. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based commitments are typically billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. As a result, our revenue may fluctuate from period to period due to varying patterns of customer consumption.

We are focused on the acquisition of new customers and expanding within our current customers. Our “consumption-oriented” go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We are able to acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a commitment contract. Once customers see the benefits of our platform for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 5,120 and 4,690 customers as of March 31, 2024 and March 31, 2023, respectively, representing year-over-year growth of 9%. We have experienced significant growth, with revenue of $217.2 million and $174.3 million for the three months ended March 31, 2024 and 2023, respectively, representing year-over-year growth of 25%.

Business and Macroeconomic Conditions

Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions, including high inflation, high interest rates, fluctuations or volatility in capital markets or foreign currency exchange rates, and geopolitical events around the world, such as the ongoing conflicts between Russia and Ukraine and in the Middle East. We have experienced, and may continue to experience, negative impacts from these factors, including longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending from existing and potential customers. In particular, we have experienced and may continue to experience reduced growth rates due in part to these factors, which has resulted in reduced growth rates in subscription revenue and RPO. We cannot be certain how long these uncertain macroeconomic conditions and geopolitical events, and their resulting effects on our industry, our financial results, our business strategy, and customers will persist. To navigate the current economic environment and its effects, we have taken actions to streamline our operating expenses by adjusting our cost structure and real estate footprint, including a workforce reduction in January 2023, while prudently investing in growth.

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

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer users a free cloud trial and a pay-as-you-go arrangement to encourage adoption and expand via new use cases to increase usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our revenue to continue to increase over time. Our Confluent Cloud revenue represented 49% and 42% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations have in the past fluctuated and may continue to fluctuate from period to period due to varying patterns of customer consumption and adoption trends, including due to impacts from macroeconomic uncertainty and related effects on customer IT spending, as described above.

Growing Our Customer Base

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and increasingly prioritized consumption over commitments, including by creating more self-serve opportunities, we have broadened our reach of customers and are able to attract a greater array of customers. Our ability to attract new customers will depend on and has historically been impacted by a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities and to focus on consumption over commitments, our ability to enhance our brand and educate potential customers about the benefits and reduced total cost of ownership of our offering compared to alternatives for data in motion, such as Apache Kafka, our ability to effectively and competitively price our offering, our ability to expand features and functionalities of our offering, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, and competitive dynamics in our target markets. We had approximately 5,120 and 4,690 customers as of March 31, 2024 and March 31, 2023, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers.

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

Subscription Revenue

We believe subscription revenue reflects the performance of our business because it captures both delivery of contractual commitments from Confluent Platform and consumption from Confluent Cloud. We discuss subscription revenue under "Components of Results of Operations."

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as (1) with respect to Confluent Platform customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,260 and 1,075 customers with $100,000 or greater in ARR as of March 31, 2024 and 2023, respectively.

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was between 120% and 125% as of March 31, 2024, demonstrating our ability to expand within existing customers. Over the near term, we expect our dollar-based NRR to be tempered as a result of our shift to a consumption-oriented sales model for Confluent Cloud. Our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends have experienced and may continue to experience fluctuations across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from our SaaS offering, which we refer to as Confluent Cloud, and from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform. The vast majority of our revenue from Confluent Cloud for the three months ended March 31, 2024 and 2023 was based on usage-based commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. For Confluent Platform, we recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

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

Gross Margin. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our subscriptions and services, changes in our revenue mix, including the mix of revenue between our Confluent Cloud, Confluent Platform, and service offerings, timing and amount of usage of third-party cloud infrastructure resources, infrastructure optimization, and timing and extent of our investments in growth and scaling our business. We expect our gross margin to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring and other related charges. Personnel-related costs are generally the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for information technology, facilities, business systems, and recruiting.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, and stock-based compensation, amortization of deferred contract acquisition costs, which primarily consist of sales commissions and the associated payroll taxes, conferences, costs related to marketing programs, travel-related costs, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time and continue to be our largest operating expense for the foreseeable future as we invest in our sales and marketing efforts. We also expect a greater increase in our sales and marketing expenses in the coming quarters as a result of shifting our sales compensation plan to be oriented toward consumption for Confluent Cloud, which we expect will result in higher upfront expense recognition from consumption-oriented sales commissions.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of income taxes in certain foreign and U.S. federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and U.K. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue:
Subscription	$206,902	$160,567
Services	10,335	13,735
Total revenue	217,237	174,302
Cost of revenue:
Subscription(1)	48,355	42,905
Services(1)	12,866	15,239
Total cost of revenue	61,221	58,144
Gross profit	156,016	116,158
Operating expenses:
Research and development(1)	97,571	84,890
Sales and marketing(1)	131,352	128,624
General and administrative(1)	38,444	35,355
Restructuring and other related charges	-	33,382
Total operating expenses	267,367	282,251
Operating loss	(111,351)	(166,093)
Other income, net	20,850	15,185
Loss before income taxes	(90,501)	(150,908)
Provision for income taxes	2,466	1,647
Net loss	$(92,967)	$(152,555)

__________________________________________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue - subscription	$6,243	$6,328
Cost of revenue - services	2,573	2,777
Research and development	38,894	30,015
Sales and marketing	33,158	28,487
General and administrative	14,454	11,682
Total stock-based compensation expense	$95,322	$79,289

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription	95%	92%
Services	5	8
Total revenue	100	100
Cost of revenue:
Subscription	22	25
Services	6	9
Total cost of revenue	28	33
Gross profit	72	67
Operating expenses:
Research and development	45	49
Sales and marketing	60	74
General and administrative	18	20
Restructuring and other related charges	0	19
Total operating expenses	123	162
Operating loss	(51)	(95)
Other income, net	10	9
Loss before income taxes	(42)	(87)
Provision for income taxes	1	1
Net loss	(43)%	(88)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Subscription	$206,902	$160,567	$46,335	29%
Services	10,335	13,735	(3,400)	(25)%
Total revenue	$217,237	$174,302	$42,935	25%

Subscription revenue increased by $46.3 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to March 31, 2024. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate of between 120% and 125% as of March 31, 2024. Confluent Cloud and Confluent Platform contributed 52% and 48% of our subscription revenue during the three months ended March 31, 2024, respectively, compared to 46% and 54% during the three months ended March 31, 2023, respectively.

Services revenue decreased by $3.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$48,355	$42,905	$5,450	13%
Services	12,866	15,239	(2,373)	(16)%
Total cost of revenue	$61,221	$58,144	$3,077	5%
Gross profit	$156,016	$116,158	$39,858	34%

	Three Months Ended March 31,
	2024	2023
Gross margin
Subscription	77%	73%
Services	(24)%	(11)%
Total gross margin	72%	67%

Cost of subscription revenue increased by $5.5 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to an increase of $4.7 million in third-party cloud infrastructure costs, an increase of $1.2 million in amortization of internal-use software, and an increase of $1.1 million in software license costs, offset by a decrease of $1.0 million in personnel-related costs and allocated overhead costs.

Cost of services revenue decreased by $2.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily due to a decrease of $1.7 million in personnel-related costs and allocated overhead costs driven by decreased headcount and a decrease of $0.8 million in delivery of professional services.

Our subscription gross margin increased primarily due to efficiencies in personnel-related costs, offset by a change in our revenue mix toward Confluent Cloud which has a lower gross margin. Our services gross margin decreased primarily due to personnel-related costs, including stock-based compensation expense, decreasing at a lower rate than services revenue.

Research and Development

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$97,571	$84,890	$12,681	15%
Percentage of revenue	45%	49%

Research and development expenses increased by $12.7 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to an increase of $11.6 million in personnel-related costs and allocated overhead costs, an increase of $1.3 million in third-party cloud infrastructure costs, and an increase of $0.9 million in software license costs, offset by a decrease of $3.3 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $8.9 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$131,352	$128,624	$2,728	2%
Percentage of revenue	60%	74%

Sales and marketing expenses increased by $2.7 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to an increase of $2.3 million in amortization of deferred contract acquisition costs, and an increase of $1.5 million in payroll taxes related to stock-based compensation, offset by a decrease of $1.1 million in acquisition-related compensation costs.

General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$38,444	$35,355	$3,089	9%
Percentage of revenue	18%	20%

General and administrative expenses increased by $3.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to an increase of $3.8 million in personnel-related costs and allocated overhead costs offset by a decrease of $0.7 million in insurance premium costs. The increase in personnel-related costs was mainly driven by increased headcount.

Restructuring and Other Related Charges

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$-	$33,382	$(33,382)	(100)%
Percentage of revenue	0%	19%

Restructuring and other related charges decreased by $33.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as our restructuring actions to adjust our cost structure and real estate footprint were taken in 2023.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net	$20,850	$15,185	$5,665	37%

Other income, net increased by $5.7 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher yields on marketable securities.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Loss before income taxes	$(90,501)	$(150,908)	$60,407	(40)%
Provision for income taxes	2,466	1,647	819	50%
Effective tax rate	(2.7)%	(1.1)%

The provision for income taxes during the three months ended March 31, 2024 and 2023 was primarily driven by foreign, federal, and state income taxes. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

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

As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,907.0 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments primarily related to our office space.

We have generated significant operating losses and negative cash flows from operations. As of March 31, 2024, we had an accumulated deficit of $1,737.1 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(25,954)	$(77,772)
Net cash used in investing activities	$(16,765)	$(52,483)
Net cash provided by financing activities	$30,004	$37,729

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

Cash used in operating activities of $26.0 million for the three months ended March 31, 2024 primarily consisted of our net loss of $93.0 million, adjusted for non-cash charges of $105.3 million, and net cash outflows of $38.3 million from changes in our operating assets and liabilities. Our non-cash charges included $95.3 million of stock-based compensation expense, net of amounts capitalized, $12.8 million of amortization of deferred contract acquisition costs, and $4.3 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by $10.4 million of net accretion of discounts and amortization of premiums on marketable securities. The main drivers of the changes in operating assets and liabilities, were a $43.8 million decrease in accrued expenses and other liabilities primarily due to the timing of bonus payments, holdback payments, and purchases under our employee stock purchase plan, a $9.7 million increase in deferred contract acquisition costs due to our sales, a $5.4 million decrease in deferred revenue, a $4.9 million decrease in accounts payable due to timing of payments, partially offset by a $29.4 million decrease in accounts receivables due to timing of billings and collections.

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

Cash Flows from Investing Activities

Cash used in investing activities of $16.8 million for the three months ended March 31, 2024 was primarily due to purchases of marketable securities of $443.3 million, and capitalized internal-use software development costs of $5.5 million, partially offset by maturities of marketable securities of $432.3 million.

Cash used in investing activities of $52.5 million for the three months ended March 31, 2023 was primarily due to purchases of marketable securities of $453.4 million, cash paid for a business combination, net of cash acquired of $45.8 million, and capitalized internal-use software development costs of $4.6 million, partially offset by maturities of marketable securities of $451.8 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $30.0 million for the three months ended March 31, 2024 was primarily due to $15.6 million in proceeds from the issuance of common stock under our employee stock purchase plan, and $14.4 million in proceeds from the issuance of common stock upon exercises of stock options.

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

Interest Rate Risk

As of March 31, 2024, we had $1,907.0 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of March 31, 2024.

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

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. The substantial majority of our sales contracts are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. A portion of our operating expenses and balance sheet items are incurred outside the United States and denominated in foreign currencies and is subject to fluctuations due to changes in foreign exchange rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offering. In particular, any challenges in connection with our shift to a consumption-oriented sales model for Confluent Cloud have caused and may continue to cause certain attrition in our sales organization, and may adversely impact our ability to meet our sales forecasts, cause delays in our sales cycle, and result in increased costs, any of which would harm our growth, business, results of operations, and financial condition.
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

Our revenue was $777.0 million, $585.9 million, and $387.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, and $217.2 million and $174.3 million for the three months ended March 31, 2024 and 2023, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offering, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated a net loss of $442.7 million, $452.6 million, and $342.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, and $93.0 million and $152.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1,737.1 million. While we have experienced significant revenue growth in certain recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption and consumption, expand the use and consumption of our offering by existing customers, successfully shift to a consumption-oriented sales model for Confluent Cloud, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. In particular, we have limited experience operating our business at current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. We undertook an internal restructuring in January 2023, including a reduction in force, and increased focus on operating efficiencies and margin improvements. Further, we have experienced, and in future periods may continue to experience, slower revenue growth, and our revenue could decline for a number of reasons, including shifts in our offering and revenue mix, slowing demand for our offering, increasing competition, decreased productivity of our sales and marketing organization and effectiveness of our sales and marketing efforts to acquire new customers, retain existing customers or expand existing subscriptions and usage-based commitments, strategic focus on operating efficiencies and margin improvements, changing technology, a decrease in the growth of our overall market, our failure, for any reason, to continue to take advantage of growth opportunities, or our failure to adapt and respond to inflationary factors affecting our business or future economic recessions. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Quarterly Report. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Macroeconomic uncertainty, unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, reductions in information technology spending, or inflation, have impacted and may continue to impact our ability to grow our business and negatively affect our results of operations.

Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including high interest rates, bank failures, international trade relations, political turmoil, potential U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility has adversely affected and may continue to adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and may continue to experience longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine and in the Middle East. We have operations and customers in Israel, and many of our customers in other regions have substantial operations and customers in Israel. We believe the uncertainty and disruption resulting from the conflict has negatively impacted certain of these customers and their consumption of our offering. Our growth, business, and results of operations could be further negatively impacted if the current armed conflict in Israel and the Gaza Strip continues, worsens or expands to other nations or regions, including if our customers are harmed and reduce their engagement with or consumption of Confluent. Actual or potential U.S. federal government shutdowns have also resulted in uncertainty and disruption for certain of our customers, which have negatively impacted and may continue to negatively impact their consumption of our offering. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or other period when IT budgets are growing at a slower rate or contracting growth, these customer dynamics may be exacerbated. These customer dynamics have had and may continue to have negative impacts on our revenue, business, and results of operations and have resulted and may in the future result in strategic changes in our focus on growth versus operating efficiency, margin improvements, and profitability. For example, in January 2023, we adjusted our cost structure and reduced our overall headcount. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

We derive substantially all of our revenue from our data-in-motion offering. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from sales of, and additional services related to, our data-in-motion offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing more features and functionality for our offering to, among other things, enable customers to stream, connect, process, and govern their data. Our growth will depend in large part on enabling additional use cases for our customers after they initially adopt our offering, ranging from industry-specific use cases, including generative AI, or GenAI, use cases, to use cases generated by the network effects of connecting multiple applications within an enterprise. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our offering as a preferred data streaming platform, particularly when compared to open source alternatives developed internally by customers. As such, market adoption of our offering is critical to our continued success. Demand for our offering has been and will continue to be affected by a number of factors, including market acceptance of our offering, customers’ perception of the value of our offering compared to alternatives, including open source alternatives, use case expansion by existing customers and potential new customers, effectiveness of our sales and marketing strategy and team, the extension of our offering to new applications and use cases, the timing of development and release of new offerings by us and our competitors, technological change, growth or contraction of the market in which we compete, customers optimizing consumption and prioritizing cash flow management, and customer information technology spending budgets, which may be reduced during periods of high inflation or in recessionary or uncertain economic environments and may be impacted by geopolitical events such as the ongoing conflicts around the world. Failure to successfully address these factors, satisfy customer demands, achieve continued market acceptance over competitors, including open source alternatives, and achieve growth in sales of our offering would harm our business, results of operations, financial condition, and growth prospects.

We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.

While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 52% and 61% of our subscription revenue for the years ended December 31, 2023 and 2022, respectively, and 48% and 54% of our subscription revenue for the three months ended March 31, 2024 and 2023, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption or increased consumption, including following our shift to a consumption-oriented sales model for Confluent Cloud, our growth, business, results of operations, and financial condition could be harmed.

We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service. We have less experience marketing, determining pricing for, and selling Confluent Cloud. As a result, our shifts in sales strategy focused on customer acquisition for Confluent Cloud and a consumption-oriented sales model could result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to Confluent Cloud, given that subscriptions to Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud also involves landing customers at low entry points, including starting with our free Confluent Cloud trial and pay-as-you-go, which have no commitments. There can be no assurance that such free users will enter into commitments with us, or that customers will expand their existing commitments or ramp their usage of Confluent Cloud, even following our shift in our sales strategy to a consumption-oriented model. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all. The growth rate of our Confluent Cloud revenue is also expected to fluctuate over time, including due to the usage-based nature of Confluent Cloud, customer adoption trends, and our shift to a consumption-oriented sales model for Confluent Cloud. The success of this shift will depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offering, and managing expected reductions in commitments for Confluent Cloud. We also believe certain customers are reluctant to make large and long-term commitments for Confluent Cloud, which has led to historical misalignment between our focus on upfront commitments and customer preferences and was a factor in the shift in our sales strategy to a consumption-oriented sales model. Growth of Confluent Cloud consumption may be harmed if we do not manage these factors effectively in shifting our sales model to be oriented toward consumption. Our business and growth will also be negatively impacted if we do not experience the expected benefits from our shift to a consumption-oriented sales model during or following its implementation, including if we continue experiencing headwinds on consumption, use case expansion or adoption of Confluent Cloud due to other factors. To expand usage of and our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, successfully demonstrate the value of Confluent Cloud over alternatives, including open source alternatives, cultivate relationships with potential customers in key industries and sectors, rapidly convert the sales pipeline into new customers and continue to expand and improve the productivity and incentive alignment of our sales and marketing organization. To increase market adoption and expand the customer base for Confluent Cloud, we have also been targeting small to medium-sized companies, including early-stage companies, as part of our overall sales and marketing strategy for Confluent Cloud. These customers typically demand faster deployment of Confluent Cloud within their organizations and prioritize ease of use. In addition, the sales cycle for these customers is typically shorter, requiring accelerated ramp time of our sales force and higher velocity marketing strategies. We have also historically targeted larger enterprise customers as part of our overall sales and marketing strategy, but expect to refine that strategy from time to time, including in connection with our shift to a consumption-oriented model for our sales motion. Reduced consumption by, or the loss or expected loss of, customers has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition. For example, Confluent Cloud consumption and growth, as well as our forecasts for Confluent Cloud, have been negatively impacted from time to time, and may be negatively impacted in the future, by lower than expected consumption from large enterprise customers over time, including due to factors outside our control such as reorganizations, acquisitions, or strategic reprioritizations of such customers. If we are unsuccessful in these and our other efforts to drive market adoption of and expand usage of and the customer base for Confluent Cloud, or if we do so in a way that is not profitable, fails to compete successfully against our current or future competitors, or fails to adequately differentiate Confluent Cloud from open source alternatives, our growth, business, results of operations, and financial condition could be harmed.

We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition, and results of operations could be harmed.

As usage and adoption of our offering grow, we will need to devote additional resources to improving our offering’s capabilities, features, and functionality. In addition, we will need to appropriately scale our internal business operations and our services organization to serve our growing customer base. Any failure of or delay in these efforts could result in impaired product performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates, or the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Further, any failure in optimizing the costs associated with our third-party cloud services as we scale could negatively impact our gross margins. Our expansion efforts will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies, vulnerabilities or service disruptions as a result of our efforts to scale our internal infrastructure, which may result in extended outages, loss of customer trust, and harm to our reputation. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition, and results of operations.

The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.

Our data streaming platform combines and expands upon functionality from numerous traditional product categories, and hence we compete in each of these categories with products from a number of different vendors. Our primary competition, especially on-premise, is internal IT teams that develop data infrastructure software using open source software, including Apache Kafka. Our principal competitors in the cloud are the well-established public cloud providers that compete in their respective clouds. These enterprises are developing and have released managed service offerings for real-time data ingestion and data streaming, such as Azure Event Hubs (Microsoft Corporation), Amazon Kinesis, Amazon MSK, Apache Kafka for BigQuery (Google), and Google Cloud Pub/Sub and Dataflow. On premise, there are a number of vendors with legacy products that have pivoted into this space including Cloudera Dataflow, TIBCO Messaging, and Red Hat AMQ Streams.

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

Our results of operations and key metrics, including subscription revenue, NRR and customers with $100,000 or greater in ARR, have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and period-over-period comparisons of our operating results and key metrics may not be meaningful or accurately measure our business. In addition to the other risks described herein, factors that have in the past and may in the future affect our results of operations include the following:

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

The calculation methodology of our key metrics, including adjustments in methodologies from time to time, may also result in fluctuations in period-over-period results that may not be indicative of our long-term performance or that result in differing interpretations of trends in our business. For example, commencing with the first quarter of 2023, we began calculating ARR with respect to Confluent Cloud customers by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, which impacted our methodology for NRR and customers over $100,000 in ARR as well. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics.” While we believe this change in ARR methodology better aligns with how our management assesses ARR internally and better reflects actual customer behavior, it assumes Confluent Cloud consumption trends over 12-month periods based on three months of actual consumption, which does not account for future fluctuations and unpredictability in consumption rates or reflect trends in the growth or contraction of subscriptions over time. Further, we have experienced fluctuations in NRR and, as Confluent Cloud’s contribution to our revenue continues to increase, we expect to continue to experience increased volatility in NRR as our customers’ consumption trends may vary significantly across quarters for various reasons, including due to uncertainty in expected consumption ramp of a customer, our prioritization of consumption over commitment for Confluent Cloud, and pricing of Confluent Cloud, as well as factors outside our control such as macroeconomic uncertainty and its effects on customers’ IT spending and customers’ organizational and business changes. As a result, our short-term NRR trends may be less indicative of longer-term timing and pace of Confluent Cloud customer expansion.

Because our customers have flexibility in the timing of their consumption of Confluent Cloud, we will have less visibility into the timing of revenue recognition compared to a subscription-based model. For example, we have experienced customers preferring a usage-based arrangement for consuming Confluent Cloud versus large upfront commitments, which has been driven in part by uncertain macroeconomic and geopolitical conditions. If we experience fluctuations in customer consumption, our actual results may differ from our forecasts, and our business, financial condition, and results of operations could be adversely affected.

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

Our revenue mix is varied based on the revenue recognition principles applicable to our offering. We recognize a portion of revenue from sales of subscriptions to Confluent Platform up front when our term-based license is delivered. The remainder, constituting post-contract customer support, maintenance, and upgrades, referred to together as PCS, comprises the substantial majority of the revenue and is recognized ratably over the subscription term. Customers may use Confluent Cloud either without a commitment contract, which we refer to as pay-as-you-go, or on a usage-based commitment contract of at least one year in duration. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based commitments are billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. Historically, our Confluent Cloud sales have been individually smaller, with varied usage levels from such customers over time, which may continue as we target small to medium-sized companies as part of our sales strategy for Confluent Cloud. However, larger Confluent Cloud sales, including those with terms over one year, may also result in greater variations in usage levels due to the timing and size of those commitments. In addition, we have experienced and expect to continue experiencing an increased contribution from Confluent Cloud to our revenue mix. Macroeconomic impacts have caused, and may continue to cause, longer sales cycles compared to prior periods. As a result, there may be fluctuations in revenue period over period as revenue is dependent on varying patterns of customer consumption and timing of sales of Confluent Platform, which can result in larger upfront revenue recognition upon delivery of the term-based licenses, as well as revenue mix. In addition, we may experience fluctuations in margins as a result of high cloud infrastructure costs resulting from increased Confluent Cloud sales. Future fluctuations in our revenue and results across periods, including due to further changes in our revenue mix, may make it difficult to assess our future growth and performance.

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

As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, proposed or adopted climate and other ESG reporting regulations from the SEC, California, the European Union, the United Kingdom and other jurisdictions may increase our compliance costs. We may also face greater costs to comply with new ESG standards or initiatives in the European Union. Since 2022, we have published an annual ESG Report, which describes the measurement of our greenhouse gas emissions and our efforts to achieve carbon neutrality. In addition, our ESG Report provides highlights of how we are supporting our global workforce and our governance practices. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.

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

While we have taken steps designed to protect the confidentiality, integrity, and availability of our systems and the sensitive, proprietary, and confidential information that we own, process, or control, our security measures or those of our third-party vendors may not be able to anticipate or implement effective preventive and remedial measures against all data privacy and security threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. For example, we and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, which may result in unauthorized, unlawful, or accidental processing of our information, or vulnerabilities in the products or systems upon which we rely. For example, beginning in January 2021, a malicious third party gained unauthorized access to a third-party vendor, Codecov, that provides a software code testing tool, potentially affecting more than a thousand of Codecov’s customers, or Codecov Breach. In April 2021, we were notified that we had been impacted by the Codecov Breach. Through our investigations, we determined that the attackers leveraged a vulnerability in Codecov’s software to gain access to credentials in our development environment, and thereby obtained unauthorized read-only access to, and copied to overseas IP addresses, the private Github repositories containing our source code and certain internal-use documents containing references to certain customers and other customer-related attributes. Upon learning of the breach, we took action to revoke Codecov’s access and discontinued our use of the Codecov service, rotated all of our credentials identified as exposed by the Codecov Breach to prevent further unauthorized access, enhanced monitoring of our environment, and engaged a third-party forensics firm to assist in our investigation, response, and impact mitigation. We did not find any evidence of access to any customer data sent through or stored in our products, nor did we find any evidence that the attackers modified any of our source code or uploaded any malware or any other malicious code to our system. However, the full extent of the impact of this incident on our operations, products, or services may not be known for some time, and we cannot assure you that there will be no further impact in the future. This incident or any future incidents relating to the Codecov Breach could result in the use of exfiltrated source code to attempt to identify vulnerabilities in our offering, future ransomware or social engineering attacks, reduced market acceptance of our offering, injury to our reputation and brand, legal claims against us, and the diversion of our resources.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of GenAI technologies.

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

Our ability to increase our customer base, achieve broader market adoption and acceptance of our offering, and expand our potential customer and sales pipeline and brand awareness will depend to a significant extent on our ability to expand and improve the productivity and effectiveness of our sales and marketing organization. We plan to continue expanding our direct sales force, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including to decrease the time required for our sales personnel to achieve desired productivity levels. Historically, newly hired sales personnel have needed several quarters to achieve desired productivity levels. While our Restructuring Plan streamlined sales and marketing spend, we expect to continue investing significant financial and other resources in our sales and marketing efforts, which will result in increased costs and impact our margins and results of operations. Our revenue growth rate, business, and results of operations have from time to time been harmed and may in the future be harmed if our sales and marketing efforts fail to successfully expand our potential customer and sales pipeline and existing customer engagement with our offering, including through increasing brand awareness, new customer acquisition, and market adoption of our offering, particularly for Confluent Cloud. In addition, we may not achieve anticipated revenue growth from investing in our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time or at all, or if our sales and marketing programs are not effective. Our growth rates, results of operations, business, and financial condition will also be harmed if we do not effectively reorient our sales organization and sales motion for Confluent Cloud in connection with our shift to a consumption-oriented sales model, on a timely basis or at all. Our efforts in this regard may be disrupted by a variety of factors, including continuing macroeconomic uncertainty and slower than expected ramp time for our sales and marketing organization, and may result in near term headwinds to our growth. As part of this strategy, we are significantly reorienting our sales compensation, marketing systems and processes, and fundamental business metrics around the consumption-oriented sales model, which has caused and may continue to cause certain attrition in our sales organization related to the transition. These dynamics may be exacerbated by historical turnover within our sales organization, including among senior sales personnel. Any such challenges in connection with our shift to a consumption-oriented sales model for Confluent Cloud have caused and may continue to cause certain attrition in our sales organization, and may adversely impact our ability to meet our sales forecasts, cause delays in our sales cycle, and result in increased costs, any of which would harm our growth, business, results of operations, and financial condition.

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

We have limited experience with respect to determining the optimal prices for our offering, and, in particular, we have limited experience pricing our offering under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. We have changed our pricing model from time to time and expect to continue to do so in the future. For example, in late 2019, we transitioned the primary purchase model for Confluent Cloud from a defined configuration paid annually in advance to a model based on actual monthly usage and committed annual spend. We also expect to continue providing additional features and functionality for our offering as we work toward expanding applications and use cases for our offering, which will require us to continuously evaluate optimal pricing for our offering. If we do not optimally adjust pricing for our offering, our revenue and margins as well as future customer acquisitions may be negatively impacted. As the markets for our offering mature, as macroeconomic conditions evolve, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or on the same terms. Moreover, enterprise customers may demand greater price concessions, or we may be unable to increase prices to offset increases in costs, including hosting costs associated with Confluent Cloud and increases related to inflationary pressures. However, our historical data and operating experience may be insufficient to adequately inform our future pricing strategies for changing market environments. As a result, we have been, and may in the future be, required to reduce our prices or increase our discounting, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

Sales to enterprise customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.

As of March 31, 2024 and December 31, 2023, we had 1,260 customers and 1,229 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of evaluation and purchasing approval processes. Since the process for deployment, configuration, and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions or usage commitments. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

To increase our revenue, we must continue to generate market acceptance of our brand and attract new customers and expand our potential customer and sales pipeline. Our success will depend to a substantial extent on the widespread adoption of our offering, including its capabilities to enable customers to stream, connect, process, and govern their data, as an alternative to competing solutions, including open source alternatives. In addition, as our market matures, our offering evolves, and competitors introduce lower cost or differentiated products that compete with our offering, our ability to sell our offering could be impaired. Similarly, our sales efforts could be adversely impacted if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our offering or if they prefer to purchase competing products that are bundled together with other types of products, such as data infrastructure platforms offered by public cloud providers. Our existing sales and marketing strategies for new customer acquisition may also be unsuccessful. For example, we offer free, limited evaluation and developer usage of Confluent Platform and free introductory usage of Confluent Cloud to encourage awareness, usage, familiarity, and adoption, and a pay-as-you-go arrangement for Confluent Cloud without usage commitments. If we are unable to successfully convert these free users into paying customers, or convert pay-as-you-go customers into customers with usage-based commitments, we will not realize the intended benefits of this marketing and adoption strategy. Additionally, our success depends in part on the adoption and expanded use of our offering by customers who are subject to rapidly evolving rules, regulations, and industry standards or are in new or emerging markets, such as GenAI, which may impact our ability to generate market acceptance of our offering or cause market acceptance of our offering to develop more slowly than we expect. As a result of these and other factors, we may be unable to attract new customers or expand our potential customer and sales pipeline, which may have an adverse effect on our business, financial condition, and results of operations.

Our business depends on our existing customers renewing their subscriptions and usage-based commitments, purchasing additional subscriptions and usage-based commitments, and expanding their use of our offering.

Our future success depends in part on our ability to expand our customers’ use of our offering into additional use cases, our customers renewing their subscriptions and usage-based commitments, and our ability to develop our offering for additional use cases and applications. The terms of our subscriptions and usage-based commitments are primarily one year in duration. Our customers have no obligation to renew after the expiration of the applicable term. In order for us to maintain or improve our results of operations, it is important that our customers enter into relationships with us that increase in value over time, and renew and expand their subscriptions with us, including through the use of our offering for additional use cases and applications. Although we seek to increase our revenue through expanded use of our offering by customers in additional use cases, we may not be successful in such efforts. Our dollar-based net retention rate has historically declined or fluctuated, and may further decline or fluctuate, as a result of a number of factors, including loss of one or more customers, the timing and size of any such losses, business strength or weakness of our customers, customer usage of our offering, customer satisfaction with the capabilities of our offering and our level of customer support, our prices, the capabilities and prices of competing products, decisions by customers to use open source alternatives, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including high interest rates and inflation, currency exchange rate fluctuations, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, as some customers transition from Confluent Platform to Confluent Cloud, our dollar-based net retention rate may decline or fluctuate, at least in the short term, as those customers replace subscriptions to Confluent Platform with usage-based commitments. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of competing products, internally developed or managed solutions, including those based on Apache Kafka or other open source alternatives, mergers and acquisitions of our customers, and global economic conditions. These factors may also be exacerbated if our customer base of larger enterprises continues to grow, which may require increasingly sophisticated and costly sales efforts, if large enterprises further develop internal capabilities, and if a recessionary or uncertain economic environment negatively impacts our customer base’s information technology budgets. In addition, a strengthening of the U.S. dollar could increase the real cost of our offering to our customers outside of the United States, which could result in loss of customers or reduced usage of our offering. If our customers do not renew their subscriptions and/or usage-based commitments, expand their use of our offering, and purchase additional products from us, our revenue may decline and our business, financial condition, and results of operations may be harmed.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. We have experienced attrition among sales personnel, and may experience increased attrition or retention difficulties among our sales personnel as we reorient our sales motion and sales incentives in connection with our shift to a consumption-oriented sales model for Confluent Cloud. Additionally, in January 2023, we commenced the Restructuring Plan, designed to adjust our cost structure and real estate footprint. Risks associated with the Restructuring Plan include employee attrition beyond our intended reduction in force, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. Increased attrition or retention difficulties may negatively impact employee morale, or cause delays or execution risks for our shift to a consumption-oriented sales model, any of which may harm our growth, business, results of operations, or financial condition. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, which may be exacerbated by the Restructuring Plan and any similar future actions. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, inflationary pressures, or stress over economic or geopolitical events such as those the global market is currently experiencing, may result in employee attrition. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Additionally, in order to retain our existing employees and manage potential attrition, including as a result of stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we have issued and may in the future issue additional equity awards, which could negatively impact our results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 41% and 40% of our revenue for the three months ended March 31, 2024, and the year ended December 31, 2023, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2024, approximately 42% of our full-time employees were located outside of the United States, with 9% of our full-time employees located in the UK. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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

Substantially all of our subscriptions and services are billed in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offering to our customers outside of the United States, which could adversely affect our results of operations. In addition, an increasing portion of our operating expenses and balance sheet items are incurred outside the United States. These operating expenses and balance sheet items are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. We currently hedge a portion of operating expenses denominated in certain currencies against foreign currency exchange rate fluctuations. If we are not able to successfully hedge against the risks associated with fluctuations in these currencies or if we do not hedge a sufficient portion of such operating expenses, our financial condition and results of operations could be adversely affected.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. In addition, the European Union and other countries (including those in which we operate) have enacted or have committed to enacting the Organisation for Economic Co-operation and Development/G20 Framework’s Pillar Two 15% global minimum tax, which may increase our tax expense in future years. While we do not anticipate that this will have a material impact on our tax provision or effective tax rate in the short-term, we will continue to monitor evolving tax legislation in the jurisdictions in which we operate and may experience adverse impacts in the future. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue), which could apply to our business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted. Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements. Any of these outcomes could harm our financial position and results of operations.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract acquisition costs, and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2024, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 75.0% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 7.8% of our outstanding classes of common stock as a whole, but controls approximately 24.4% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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
•
general political, social, economic and market conditions, in both domestic and our foreign markets, including effects of high interest rates, inflationary pressures, bank failures and macroeconomic uncertainty and challenges; and
•
actual or perceived risk of economic recession.

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

In addition, as of March 31, 2024, up to 29,507,726 shares of our Class B common stock and up to 23,867,483 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 59,846,658 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, certain of our employees may elect to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

(c) Issuer Purchase of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Matthew Miller - Director(1)	Adoption	3/13/2024	X		Up to 122,313	6/16/2025
Eric Vishria - Director(2)	Adoption	2/20/2024	X		Up to 412,700	5/16/2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Represents the adoption of a Rule 10b5-1 trading plan by a trust affiliated with Matthew Miller.

(2) Represents the adoption of a Rule 10b5-1 trading plan by trusts affiliated with Eric Vishria.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	10-Q	001-40526	3.2	5-3-2023
10.1+	Non-Employee Director Compensation Policy.	10-K	001-40526	10.16	2-21-2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date:	May 7, 2024

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rohan Sivaram
Name:	Rohan Sivaram
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)