Form 10-Q
period 2024-06-30
Confluent, Inc.
filed 2024-07-31
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 24, 2024, there were 250,068,648 shares of the registrant’s Class A common stock and 72,654,851 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
•
the impact of, and our ability to operate our business and effectively manage our growth under, evolving and uncertain macroeconomic conditions and scrutiny on IT spending, including as a result of inflationary pressures, geopolitical events, and recessionary environments;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$311,328	$349,761
Marketable securities	1,619,853	1,551,009
Accounts receivable, net	257,485	229,962
Deferred contract acquisition costs	44,433	43,937
Prepaid expenses and other current assets	74,135	76,986
Total current assets	2,307,234	2,251,655
Property and equipment, net	66,791	54,012
Operating lease right-of-use assets	9,997	10,061
Goodwill and intangible assets, net	54,487	55,490
Deferred contract acquisition costs, non-current	74,251	75,815
Other assets, non-current	15,706	13,776
Total assets	$2,528,466	$2,460,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,990	$6,714
Accrued expenses and other liabilities	166,777	141,847
Operating lease liabilities	10,574	7,890
Deferred revenue	328,845	330,570
Total current liabilities	520,186	487,021
Operating lease liabilities, non-current	12,566	17,391
Deferred revenue, non-current	19,608	22,436
Convertible senior notes, net	1,090,219	1,088,313
Other liabilities, non-current	12,023	35,233
Total liabilities	1,654,602	1,650,394
Commitments and contingencies (Note 9)

	June 30, 2024	December 31, 2023
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 249,550,761 and 224,737,415 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 72,682,140 and 86,774,127 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	2,702,980	2,453,293
Accumulated other comprehensive (loss) income	(2,101)	1,270
Accumulated deficit	(1,827,018)	(1,644,151)
Total stockholders’ equity	873,864	810,415
Total liabilities and stockholders’ equity	$2,528,466	$2,460,809

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	$224,702	$176,488	$431,604	$337,055
Services	10,284	12,797	20,619	26,532
Total revenue	234,986	189,285	452,223	363,587
Cost of revenue:
Subscription	52,863	44,188	101,218	87,093
Services	12,118	13,732	24,984	28,971
Total cost of revenue	64,981	57,920	126,202	116,064
Gross profit	170,005	131,365	326,021	247,523
Operating expenses:
Research and development	106,060	85,677	203,631	170,567
Sales and marketing	132,865	127,770	264,217	256,394
General and administrative	39,429	36,343	77,873	71,698
Restructuring and other related charges	-	943	-	34,325
Total operating expenses	278,354	250,733	545,721	532,984
Operating loss	(108,349)	(119,368)	(219,700)	(285,461)
Other income, net	21,853	17,610	42,703	32,795
Loss before income taxes	(86,496)	(101,758)	(176,997)	(252,666)
Provision for income taxes	3,404	1,667	5,870	3,314
Net loss	$(89,900)	$(103,425)	$(182,867)	$(255,980)
Net loss per share, basic and diluted	$(0.28)	$(0.35)	$(0.58)	$(0.87)
Weighted-average shares used to compute net loss per share, basic and diluted	319,415,586	297,827,200	316,809,384	294,862,197

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(89,900)	$(103,425)	$(182,867)	$(255,980)
Other comprehensive income (loss), net of tax:
Net unrealized loss on marketable securities	(274)	(5,574)	(2,140)	(1,415)
Net unrealized gain (loss) on derivative instruments	506	222	(1,231)	1,065
Other comprehensive income (loss), net of tax	232	(5,352)	(3,371)	(350)
Total comprehensive loss	$(89,668)	$(108,777)	$(186,238)	$(256,330)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of April 1, 2024	317,262,580	$3	$2,584,665	$(2,333)	$(1,737,118)	$845,217
Vesting of early exercised options	-	-	301	-	-	301
Issuance of common stock upon exercise of vested options	1,689,204	-	14,402	-	-	14,402
Vesting of restricted stock units	3,281,117	-	-	-	-	-
Stock-based compensation	-	-	103,612	-	-	103,612
Other comprehensive income, net of tax	-	-	-	232	-	232
Net loss	-	-	-	-	(89,900)	(89,900)
Balances as of June 30, 2024	322,232,901	$3	$2,702,980	$(2,101)	$(1,827,018)	$873,864

	Three Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of April 1, 2023	295,378,610	$3	$2,103,262	$(4,454)	$(1,353,960)	$744,851
Vesting of early exercised options	-	-	629	-	-	629
Issuance of common stock upon exercise of vested options	3,645,882	-	26,714	-	-	26,714
Vesting of restricted stock units	2,653,729	-	-	-	-	-
Stock-based compensation	-	-	97,969	-	-	97,969
Other comprehensive loss, net of tax	-	-	-	(5,352)	-	(5,352)
Net loss	-	-	-	-	(103,425)	(103,425)
Balances as of June 30, 2023	301,678,221	$3	$2,228,574	$(9,806)	$(1,457,385)	$761,386

	Six Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of January 1, 2024	311,511,542	$3	$2,453,293	$1,270	$(1,644,151)	$810,415
Vesting of early exercised options	-	-	617	-	-	617
Issuance of common stock upon exercise of vested options	3,947,036	-	28,936	-	-	28,936
Vesting of restricted stock units	6,100,168	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	674,155	-	15,603	-	-	15,603
Stock-based compensation	-	-	204,531	-	-	204,531
Other comprehensive loss, net of tax	-	-	-	(3,371)	-	(3,371)
Net loss	-	-	-	-	(182,867)	(182,867)
Balances as of June 30, 2024	322,232,901	$3	$2,702,980	$(2,101)	$(1,827,018)	$873,864

	Six Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2023	289,384,180	$3	$1,980,335	$(9,456)	$(1,201,405)	$769,477
Repurchases of unvested common stock	(30,828)	-	-	-	-	-
Vesting of early exercised options	-	-	1,904	-	-	1,904
Issuance of common stock upon exercise of vested options	7,241,647	-	47,983	-	-	47,983
Vesting of restricted stock units	4,368,636	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	714,586	-	17,172	-	-	17,172
Stock-based compensation	-	-	181,180	-	-	181,180
Other comprehensive loss, net of tax	-	-	-	(350)	-	(350)
Net loss	-	-	-	-	(255,980)	(255,980)
Balances as of June 30, 2023	301,678,221	$3	$2,228,574	$(9,806)	$(1,457,385)	$761,386

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(182,867)	$(255,980)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	10,153	6,378
Net accretion of discounts on marketable securities	(20,267)	(19,721)
Amortization of debt issuance costs	1,906	1,889
Amortization of deferred contract acquisition costs	26,096	21,537
Non-cash operating lease costs	1,854	2,184
Lease abandonment charges	-	15,667
Stock-based compensation, net of amounts capitalized	194,429	171,448
Deferred income taxes	342	10
Other	1,210	851
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(28,658)	(11,293)
Deferred contract acquisition costs	(25,028)	(23,966)
Prepaid expenses and other assets	1,774	(6,057)
Accounts payable	7,055	(18,720)
Accrued expenses and other liabilities	3,141	7,552
Operating lease liabilities	(3,929)	(3,754)
Deferred revenue	(4,575)	5,143
Net cash used in operating activities	(17,364)	(106,832)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(10,315)	(9,886)
Purchases of marketable securities	(899,190)	(999,764)
Sales of marketable securities	12,744	-
Maturities of marketable securities	835,756	975,383
Purchases of investments in privately-held companies	(1,000)	-
Purchases of property and equipment	(1,291)	(1,355)
Cash paid for business combinations, net of cash acquired	-	(45,802)
Net cash used in investing activities	(63,296)	(81,424)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	27,497	48,272
Repurchases of unvested common stock	-	(223)
Proceeds from issuance of common stock under employee stock purchase plan	15,603	17,172
Net cash provided by financing activities	43,100	65,221
Effect of exchange rate changes on cash and cash equivalents	(873)	(103)
Net decrease in cash and cash equivalents	(38,433)	(123,138)
Cash and cash equivalents at beginning of period	349,761	435,781
Cash and cash equivalents at end of period	$311,328	$312,643

	Six Months Ended June 30,
	2024	2023
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$5,142	$3,979
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$10,102	$9,732
Vesting of early exercised stock options	$617	$1,904

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$742,758	$5	$(1,156)	$741,607
Corporate notes and bonds	452,210	68	(1,317)	450,961
U.S. agency obligations	346,002	71	(758)	345,315
Commercial paper	82,010	-	(40)	81,970
Total marketable securities	$1,622,980	$144	$(3,271)	$1,619,853

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$834,235	$257	$(1,355)	$833,137
U.S. agency obligations	403,035	599	(875)	402,759
Corporate notes and bonds	279,328	838	(457)	279,709
Commercial paper	35,407	-	(3)	35,404
Total marketable securities	$1,552,005	$1,694	$(2,690)	$1,551,009

The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$506,864	$(788)	$181,167	$(368)	$688,031	$(1,156)
Corporate notes and bonds	339,304	(1,049)	50,707	(268)	390,011	(1,317)
U.S. agency obligations	209,623	(525)	95,438	(233)	305,061	(758)
Commercial paper	18,055	(40)	-	-	18,055	(40)
Total	$1,073,846	$(2,402)	$327,312	$(869)	$1,401,158	$(3,271)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$487,260	$(1,074)	$46,130	$(281)	$533,390	$(1,355)
U.S. agency obligations	206,105	(390)	80,657	(485)	286,762	(875)
Corporate notes and bonds	100,295	(293)	31,277	(164)	131,572	(457)
Commercial paper	6,810	(3)	-	-	6,810	(3)
Total	$800,470	$(1,760)	$158,064	$(930)	$958,534	$(2,690)

For available-for-sale debt securities in an unrealized loss position, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of June 30, 2024 and December 31, 2023. Realized gains and losses were not material for the three and six months ended June 30, 2024 and 2023.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
Due within one year	$1,175,453	$1,173,346
Due after one year through five years	447,527	446,507
Total	$1,622,980	$1,619,853

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$273,038	$-	$273,038
Commercial paper	-	8,439	8,439
U.S. treasury securities	-	1,994	1,994
Marketable securities:
U.S. treasury securities	-	741,607	741,607
Corporate notes and bonds	-	450,961	450,961
U.S. agency obligations	-	345,315	345,315
Commercial paper	-	81,970	81,970
Derivative instruments:
Foreign currency forward contracts	-	1,659	1,659
Total assets	$273,038	$1,631,945	$1,904,983
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$842	$842
Total liabilities	$-	$842	$842

	December 31, 2023
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$264,923	$-	$264,923
U.S. treasury securities	-	52,130	52,130
Marketable securities:
U.S. treasury securities	-	833,137	833,137
U.S. agency obligations	-	402,759	402,759
Corporate notes and bonds	-	279,709	279,709
Commercial paper	-	35,404	35,404
Derivative instruments:
Foreign currency forward contracts	-	3,219	3,219
Total assets	$264,923	$1,606,358	$1,871,281
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$1,272	$1,272
Total liabilities	$-	$1,272	$1,272

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $949.7 million and $917.9 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8 for further information on the Company’s convertible senior notes.

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

Derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities or hedge monetary assets and liabilities denominated in certain non-USD currencies are not designated as hedges for financial reporting purposes. The Company records changes in the fair value of these derivatives in other income (expense), net in the condensed consolidated statements of operations. The Company classifies cash flows related to these derivatives as operating activities in its condensed consolidated statements of cash flows.

The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	June 30, 2024	December 31, 2023
Foreign currency forward contracts designated as hedging instruments	$112,867	$125,617
Foreign currency forward contracts not designated as hedging instruments	84,359	99,918
Total derivative instruments	$197,226	$225,535

The Company has master netting agreements with each of its counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. The Company does not have collateral requirements with any of its counterparties. Although the Company is allowed to present the fair value of derivative instruments on a net basis according to master netting arrangements, the Company has elected to present its derivative instruments on a gross basis in its condensed consolidated financial statements. The Company’s derivative instruments generally have maturities of 18 months or less. The Company does not use derivative instruments for trading or speculative purposes. The following table summarizes the fair value of the Company’s derivative instruments on the condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$1,109	$1,789
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	385	906
Foreign currency forward contracts designated as hedging instruments	Other assets, non-current	165	524
Total derivative assets		$1,659	$3,219
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$225	$18
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	617	1,239
Foreign currency forward contracts designated as hedging instruments	Other liabilities, non-current	-	15
Total derivative liabilities		$842	$1,272

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$543	$1,024	$2,280	$653
Net gain (loss) recognized in other comprehensive income (loss)	675	222	(937)	1,065
Net gain reclassified from AOCI to earnings	(169)	(706)	(294)	(1,178)
Ending balance	$1,049	$540	$1,049	$540

As of June 30, 2024, net unrealized gains included in the balance of accumulated other comprehensive (loss) income related to foreign currency forward contracts designated as hedging instruments was $1.0 million, $0.9 million of which the Company expects to reclassify from accumulated other comprehensive (loss) income into earnings over the next 12 months.

The following table summarizes the effect of foreign currency forward contracts on the condensed consolidated statements of operations (in thousands):

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Cost of revenue - subscription	$30	$89	$54	$133	$-	$-	$-	$-
Cost of revenue - services	11	60	19	108	-	-	-	-
Research and development	33	140	64	199	-	-	-	-
Sales and marketing	66	318	99	581	-	-	-	-
General and administrative	29	99	58	157	-	-	-	-
Other (expense) income, net	-	-	-	-	(242)	11	(1,049)	87
Total gains (losses) recognized in earnings	$169	$706	$294	$1,178	$(242)	$11	$(1,049)	$87

6. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	June 30, 2024	December 31, 2023
Computers, equipment, and software	$12,482	$11,300
Furniture and fixtures	1,039	916
Leasehold improvements	409	380
Capitalized internal-use software costs	66,363	38,999
Construction in progress - capitalized internal-use software costs	20,885	27,831
Property and equipment, at cost	$101,178	$79,426
Less: Accumulated depreciation and amortization	(34,387)	(25,414)
Property and equipment, net	$66,791	$54,012

Depreciation and amortization expense was $5.3 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, and $9.1 million and $6.2 million for the six months ended June 30, 2024 and 2023, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$55,057	$74,497
Accrued income taxes	28,099	2,264
Accrued expenses	18,734	13,471
Accrued commissions	17,599	17,418
Accrued payroll taxes	16,193	9,162
Employee contributions under employee stock purchase plan	12,959	13,946
Other liabilities	18,136	11,089
Total accrued expenses and other liabilities	$166,777	$141,847

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

The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company will pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. The Company recognized compensation expense of $4.3 million related to the holdback agreements for both the three months ended June 30, 2024 and 2023, and $8.7 million for both the six months ended June 30, 2024 and 2023.

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

Transaction costs associated with each of the business combinations above were not material during the three and six months ended June 30, 2024 and 2023 and were recorded as general and administrative expenses in the condensed consolidated statements of operations.

Goodwill

No changes were made to the carrying values of goodwill during the six months ended June 30, 2024. Goodwill as of June 30, 2024 and December 31, 2023 was $52.0 million.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2024
	Gross	Accumulated Amortization	Net
Developed technology	$4,056	$(1,567)	$2,489
Total	$4,056	$(1,567)	$2,489

	December 31, 2023
	Gross	Accumulated Amortization	Net
Developed technology	$4,056	$(564)	$3,492
Total	$4,056	$(564)	$3,492

Amortization expense was not material for the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2024	$944
2025	511
2026	511
2027	511
2028	12
Total	$2,489

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

During the three months ended June 30, 2024, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other income (expense), net on the condensed consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs was $0.9 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $1.9 million for both the six months ended June 30, 2024 and 2023.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(9,781)	(11,687)
Net carrying amount	$1,090,219	$1,088,313

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

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. The letter of credit was reduced to $6.5 million during the three months ended June 30, 2024. No draws have been made under the letter of credit as of June 30, 2024 and December 31, 2023.

During the six months ended June 30, 2023, the Company ceased use of certain leased office space. The Company accelerated amortization of the related operating lease right-of-use assets and recognized $15.7 million of lease abandonment charges within restructuring and other related charges in the condensed consolidated statements of operations.

Purchase Obligations

During the six months ended June 30, 2024, there were no material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of June 30, 2024 and December 31, 2023, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual and the maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of June 30, 2024 and December 31, 2023, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three and six months ended June 30, 2024 and 2023 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of June 30, 2024 and December 31, 2023, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

10. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Geographic markets:
United States	$143,246	61%	$113,910	60%	$270,656	60%	$217,852	60%
International	91,740	39%	75,375	40%	181,567	40%	145,735	40%
Total revenue	$234,986	100%	$189,285	100%	$452,223	100%	$363,587	100%
Subscriptions and services:
Confluent Platform - License	$26,958	12%	$20,544	11%	$46,325	10%	$39,532	11%
Confluent Platform - PCS(1)	80,381	34%	72,366	38%	161,074	36%	140,307	39%
Confluent Cloud	117,363	50%	83,578	44%	224,205	49%	157,216	43%
Subscription	224,702	96%	176,488	93%	431,604	95%	337,055	93%
Services	10,284	4%	12,797	7%	20,619	5%	26,532	7%
Total revenue	$234,986	100%	$189,285	100%	$452,223	100%	$363,587	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of June 30, 2024, the Company’s RPO was $887.8 million, approximately 64% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months. Actual amounts or timing of revenue recognized may differ due to subsequent contract modifications.

Deferred Revenue

Deferred revenue, including current and non-current balances as of June 30, 2024 and December 31, 2023 was $348.5 million and $353.0 million, respectively. For the six months ended June 30, 2024 and 2023, revenue recognized from deferred revenue at the beginning of the year was $239.9 million and $199.9 million, respectively.

Accounts Receivable, Net

The unbilled receivables balance included in accounts receivable, net on the condensed consolidated balance sheets was $88.9 million and $64.2 million as of June 30, 2024 and December 31, 2023, respectively.

The Company’s allowance for expected credit losses was not material as of June 30, 2024 and December 31, 2023. Additions to and write-offs against the allowance for expected credit losses were not material for the three and six months ended June 30, 2024 and 2023.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$119,752	$104,284
Capitalization of contract acquisition costs	25,028	23,966
Amortization of deferred contract acquisition costs	(26,096)	(21,537)
Ending balance	$118,684	$106,713

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	June 30, 2024	December 31, 2023
2014 Stock Plan:
Options outstanding	26,766,038	31,112,073
Restricted stock units outstanding	620,779	1,042,303
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	20,676,757	22,650,063
Remaining shares available for future issuance	49,558,382	37,289,144
2021 Employee Stock Purchase Plan	10,607,090	8,166,130
Total	108,251,546	100,282,213

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

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2024	37,289,144	31,134,573	$7.98	6.01	$480,766
Increase in authorized shares	15,575,577	-	$-
Stock options exercised	-	(3,947,036)	$7.33
Stock options forfeited or expired	398,999	(398,999)	$14.39
RSUs granted	(5,909,438)	-	$-
RSUs forfeited or cancelled	2,204,100	-	$-
Balance as of June 30, 2024	49,558,382	26,788,538	$7.98	5.48	$577,822
Vested as of June 30, 2024		23,664,154	$7.42	5.39	$523,597
Vested and expected to vest as of June 30, 2024		26,788,538	$7.98	5.48	$577,822

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $88.2 million and $144.7 million for the six months ended June 30, 2024 and 2023, respectively. No options were granted during the six months ended June 30, 2024 and 2023.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of June 30, 2024 and December 31, 2023, there were 67,525 and 135,013 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities within accrued expenses and other liabilities and other liabilities, non-current on the condensed consolidated balance sheets until the options vest, at which point they are reclassified to equity. The liabilities for early exercised options subject to repurchase were immaterial as of June 30, 2024 and December 31, 2023.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

RSUs

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2024	23,692,366	$28.44
RSUs granted	5,909,438	$31.67
RSUs vested	(6,100,168)	$28.49
RSUs forfeited or cancelled	(2,204,100)	$30.43
Unvested balance as of June 30, 2024	21,297,536	$29.11

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue - subscription	$6,956	$6,914	$13,199	$13,242
Cost of revenue - services	2,223	3,125	4,796	5,902
Research and development	40,770	35,420	79,664	65,435
Sales and marketing	33,823	32,889	66,981	61,376
General and administrative	15,335	13,811	29,789	25,493
Stock-based compensation, net of amounts capitalized	$99,107	$92,159	$194,429	$171,448
Capitalized stock-based compensation	4,505	5,810	10,102	9,732
Total stock-based compensation	$103,612	$97,969	$204,531	$181,180

As of June 30, 2024, there was $585.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.8 years.

12. Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date loss or income for includable jurisdictions before income taxes from recurring operations and adjusting for discrete tax items arising in that interim period.

The Company’s provision for income taxes was $3.4 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and $5.9 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively, primarily due to foreign, federal, and state income taxes.

The Company monitors the realizability of the U.S. and U.K. deferred tax assets taking into account all relevant factors. As of June 30, 2024, the Company continued to maintain a full valuation allowance on its U.S. and U.K. deferred tax assets. The Company will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized.

Based on the Company’s assessment of the U.K.’s current income and anticipated future earnings, there is a reasonable possibility that the Company will have sufficient evidence to release a significant portion of the valuation allowance in the U.K. within the next 12 months. However, the Company’s judgment regarding the U.K.’s future earnings and the exact timing and amount of any U.K. valuation allowance release are subject to change due to many factors, including future market conditions, the ability to successfully execute its business plans, and the amount of stock-based compensation tax deductions available in the future. Release of the U.K. valuation allowance would result in the recognition of net deferred tax assets on the Company’s consolidated balance sheet and would decrease income tax expense in the period the release is recorded.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	Class A and Class B Common Stock		Class A and Class B Common Stock
Numerator:
Net loss	$(89,900)	$(103,425)	$(182,867)	$(255,980)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	319,415,586	297,827,200	316,809,384	294,862,197
Net loss per share, basic and diluted	$(0.28)	$(0.35)	$(0.58)	$(0.87)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to the Company’s Class A and Class B common stockholders for the periods presented because the impact of including them would have been anti-dilutive:

	June 30, 2024	June 30, 2023
Stock options	26,788,538	36,467,274
Unvested early exercised stock options	67,525	284,550
RSUs	21,297,536	25,308,465
ESPP	514,211	1,553,885
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960
Total	59,660,770	74,607,134

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

We are focused on the acquisition of new customers and expanding within our current customers. Our “consumption-oriented” go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a commitment contract. Once customers see the benefits of our platform for their initial use cases, we believe that they will expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 5,440 and 4,830 customers as of June 30, 2024 and June 30, 2023, respectively, representing year-over-year growth of 13%. We have experienced significant growth, with revenue of $235.0 million and $189.3 million for the three months ended June 30, 2024 and 2023, respectively, representing year-over-year growth of 24%, and revenue of $452.2 million and $363.6 million for the six months ended June 30, 2024 and 2023, respectively, representing year-over-year growth of 24%.

Business and Macroeconomic Conditions

Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions, including high inflation, high interest rates, fluctuations or volatility in capital markets or foreign currency exchange rates, and geopolitical events around the world, such as the ongoing conflicts between Russia and Ukraine and in the Middle East. We have experienced, and expect to continue to experience, negative impacts from these factors, including longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending from existing and potential customers. In addition, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, resulting in lower consumption expansion from time to time, primarily due to continued customer focus on near-term cloud cost controls and driving efficiencies and resulting impacts on expansion in new use cases. We typically experience more consumption volatility during periods of increased customer scrutiny on IT spending. We cannot be certain how long these uncertain macroeconomic conditions, geopolitical events, and IT spending and consumption patterns, and their resulting effects on our industry, our financial results, our business strategy, and customers, will persist. To navigate the current economic environment and its effects, we have taken actions to streamline our operating expenses by adjusting our cost structure and real estate footprint, including a workforce reduction in January 2023, while prudently investing in growth.

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

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer users a free cloud trial and a pay-as-you-go arrangement to encourage adoption and expand via new use cases to increase usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our revenue to continue to increase over time. Our Confluent Cloud revenue represented 50% and 44% of our total revenue for the three months ended June 30, 2024 and 2023, respectively, and 49% and 43% for the six months ended June 30, 2024 and 2023, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations have in the past fluctuated and may continue to fluctuate from period to period due to the usage-based nature of Confluent Cloud, our shift to a consumption-oriented sales model for Confluent Cloud, and varying patterns of customer consumption and adoption trends, including due to impacts from macroeconomic uncertainty and related effects on customer IT spending, as described above.

Growing Our Customer Base

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and increasingly prioritized consumption over commitments, including by creating more self-serve opportunities and realizing our shift to a consumption-oriented sales model for Confluent Cloud, we have broadened our reach of customers and are able to attract a greater array of customers, including those in the earlier stages of data streaming adoption. Our ability to attract new customers will depend on and has historically been impacted by a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities and to focus on consumption over commitments, our ability to enhance our brand and educate potential customers about the benefits and reduced total cost of ownership of our offering compared to alternatives for data in motion, such as Apache Kafka, our ability to effectively and competitively price our offering, our ability to expand features and functionalities of our offering, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, and competitive dynamics in our target markets. We had approximately 5,440 and 4,830 customers as of June 30, 2024 and June 30, 2023, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers.

Retaining and Expanding Revenue from Existing Customers

Our business model and future growth are driven by customer renewals and increasing existing customer consumption and subscriptions over time, referred to as land-and-expand. Our ability to retain and expand revenue from existing customers, including through increased consumption of our offering and contractual commitments, will depend on and has historically been impacted by a number of factors, including market acceptance of our offering compared to data-in-motion alternatives, such as Apache Kafka, pricing of our offering, customer satisfaction, expansion of features and functionalities of our offering, competition, macroeconomic conditions, and overall changes in our customers’ spending levels. In particular, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, resulting in lower consumption expansion from time to time, primarily due to continued customer focus on near-term cloud cost controls and driving efficiencies and resulting impacts on expansion in new use cases. Despite the continuing uncertain economic backdrop and consumption volatility, we believe we have significant opportunities to partner with our customers to help them realize increased value in Confluent in an efficient and sustainable manner, including through expansion of new use cases to drive their strategic goals. While these dynamics are expected to continue to result in reduced consumption expansion over the near term, we believe they can lead to more durable consumption expansion over time.

Investing in Growth and Scaling our Business

We believe our market opportunity is significant, and we are focused on continuing to make disciplined investments in our long-term revenue and profitability potential. We believe it is critical to scale across all organizational functions in order to capture this opportunity. Investments we make in our research and development and sales and marketing organizations will occur in advance of experiencing the benefits from such investments, and it may be difficult for us to determine if we are efficiently allocating resources. Our revenue growth potential is dependent on the effectiveness of such investments, which include the development of new product features and enhancements, and the continued refinement of our go-to-market strategies, including our shift to a consumption-oriented sales model for Confluent Cloud. To navigate more challenging macroeconomic conditions, we intend to take a disciplined approach in investing to grow our business to take advantage of our expansive market opportunity while also optimizing for improvements in profitability, margins, and cash flow, including by streamlining our operating expenses.

Key Business Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure our performance, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

Subscription Revenue

We believe subscription revenue reflects the performance of our business because it captures both delivery of contractual commitments from Confluent Platform and consumption from Confluent Cloud. We discuss subscription revenue under “Components of Results of Operations.”

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as (1) with respect to Confluent Platform customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,306 and 1,144 customers with $100,000 or greater in ARR as of June 30, 2024 and 2023, respectively.

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was 118% as of June 30, 2024, demonstrating our ability to expand within existing customers. Over the near term, we expect our dollar-based NRR to be tempered as a result of our shift to a consumption-oriented sales model for Confluent Cloud. Our dollar-based NRR as of June 30, 2024 was also tempered by, and over the near term is expected to continue to be tempered by, consumption volatility, resulting in reduced consumption expansion from certain customers, as described above under “—Key Factors Affecting Our Performance—Retaining and Expanding Revenue from Existing Customers.” Our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends have experienced and may continue to experience fluctuations across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from our SaaS offering, which we refer to as Confluent Cloud, and from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform. The vast majority of our revenue from Confluent Cloud for the three and six months ended June 30, 2024 and 2023 was based on usage-based commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. For Confluent Platform, we recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

Services Revenue. Services revenue consists of revenue from professional services and education services, which are generally sold on a time-and-materials basis. Revenue for professional services and education services is recognized as these services are delivered.

We expect our total revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the rate of customer renewals and expansions, fluctuations in customer consumption of and adoption trends for our usage-based offering, delivery of professional services, ramp time and productivity of our sales force, the impact of significant transactions, and seasonality.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Subscription	$224,702	$176,488	$431,604	$337,055
Services	10,284	12,797	20,619	26,532
Total revenue	234,986	189,285	452,223	363,587
Cost of revenue:
Subscription(1)	52,863	44,188	101,218	87,093
Services(1)	12,118	13,732	24,984	28,971
Total cost of revenue	64,981	57,920	126,202	116,064
Gross profit	170,005	131,365	326,021	247,523
Operating expenses:
Research and development(1)	106,060	85,677	203,631	170,567
Sales and marketing(1)	132,865	127,770	264,217	256,394
General and administrative(1)	39,429	36,343	77,873	71,698
Restructuring and other related charges	-	943	-	34,325
Total operating expenses	278,354	250,733	545,721	532,984
Operating loss	(108,349)	(119,368)	(219,700)	(285,461)
Other income, net	21,853	17,610	42,703	32,795
Loss before income taxes	(86,496)	(101,758)	(176,997)	(252,666)
Provision for income taxes	3,404	1,667	5,870	3,314
Net loss	$(89,900)	$(103,425)	$(182,867)	$(255,980)

__________________________________________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue - subscription	$6,956	$6,914	$13,199	$13,242
Cost of revenue - services	2,223	3,125	4,796	5,902
Research and development	40,770	35,420	79,664	65,435
Sales and marketing	33,823	32,889	66,981	61,376
General and administrative	15,335	13,811	29,789	25,493
Total stock-based compensation expense	$99,107	$92,159	$194,429	$171,448

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	96%	93%	95%	93%
Services	4	7	5	7
Total revenue	100	100	100	100
Cost of revenue:
Subscription	22	23	22	24
Services	5	7	6	8
Total cost of revenue	28	31	28	32
Gross profit	72	69	72	68
Operating expenses:
Research and development	45	45	45	47
Sales and marketing	57	68	58	71
General and administrative	17	19	17	20
Restructuring and other related charges	0	0	0	9
Total operating expenses	118	132	121	147
Operating loss	(46)	(63)	(49)	(79)
Other income, net	9	9	9	9
Loss before income taxes	(37)	(54)	(39)	(69)
Provision for income taxes	1	1	1	1
Net loss	(38)%	(55)%	(40)%	(70)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Subscription	$224,702	$176,488	$48,214	27%
Services	10,284	12,797	(2,513)	(20)%
Total revenue	$234,986	$189,285	$45,701	24%

Subscription revenue increased by $48.2 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to June 30, 2024. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate, which was 118% as of June 30, 2024. Confluent Cloud and Confluent Platform contributed 52% and 48% of our subscription revenue during the three months ended June 30, 2024, respectively, compared to 47% and 53% during the three months ended June 30, 2023, respectively.

Services revenue decreased by $2.5 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a decrease in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$52,863	$44,188	$8,675	20%
Services	12,118	13,732	(1,614)	(12)%
Total cost of revenue	$64,981	$57,920	$7,061	12%
Gross profit	$170,005	$131,365	$38,640	29%

	Three Months Ended June 30,
	2024	2023
Gross margin
Subscription	76%	75%
Services	(18)%	(7)%
Total gross margin	72%	69%

Cost of subscription revenue increased by $8.7 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily due to an increase of $5.1 million in third-party cloud infrastructure costs, an increase of $2.0 million in amortization of internal-use software, and an increase of $1.1 million in software license costs.

Cost of services revenue decreased by $1.6 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was primarily due to a decrease of $2.0 million in personnel-related costs and allocated overhead costs driven by decreased headcount, offset by an increase of $0.6 million in delivery of professional services.

Our subscription gross margin increased primarily due to efficiencies in personnel-related costs offset by a change in our revenue mix toward Confluent Cloud which has a lower gross margin. Our services gross margin decreased primarily due to increased costs related to the delivery of professional services and personnel-related costs decreasing at a lower rate than services revenue.

Research and Development

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$106,060	$85,677	$20,383	24%
Percentage of revenue	45%	45%

Research and development expenses increased by $20.4 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily due to an increase of $10.1 million in personnel-related costs and allocated overhead costs, an increase of $7.8 million in software license costs, and an increase of $1.2 million in third-party cloud infrastructure costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $5.3 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$132,865	$127,770	$5,095	4%
Percentage of revenue	57%	68%

Sales and marketing expenses increased by $5.1 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily due to an increase of $2.3 million in amortization of deferred contract acquisition costs, an increase of $1.3 million in marketing and event expenses, an increase of $1.1 million in travel-related costs, and an increase of $0.9 million in personnel-related costs and allocated overhead costs, offset by a decrease of $1.1 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by an increase in commissions expense, offset by decreased headcount.

General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$39,429	$36,343	$3,086	8%
Percentage of revenue	17%	19%

General and administrative expenses increased by $3.1 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily due to an increase of $3.1 million in personnel-related costs and allocated overhead costs, driven by increased headcount and an increase of $1.5 million in stock-based compensation expense.

Restructuring and Other Related Charges

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$-	$943	$(943)	(100)%
Percentage of revenue	0%	0%

Restructuring and other related charges decreased by $0.9 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as our restructuring actions to adjust our cost structure were taken in 2023.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net	$21,853	$17,610	$4,243	24%

Other income, net increased by $4.2 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to higher yields on marketable securities.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Loss before income taxes	$(86,496)	$(101,758)	$15,262	(15)%
Provision for income taxes	3,404	1,667	1,737	104%
Effective tax rate	(3.9)%	(1.6)%

The provision for income taxes during the three months ended June 30, 2024 and 2023 was primarily driven by foreign, federal, and state income taxes. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Subscription	$431,604	$337,055	$94,549	28%
Services	20,619	26,532	(5,913)	(22)%
Total revenue	$452,223	$363,587	$88,636	24%

Subscription revenue increased by $94.5 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the six months ended June 30, 2024. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate, which was 118% as of June 30, 2024. Confluent Cloud and Confluent Platform contributed 52% and 48% of our subscription revenue during the six months ended June 30, 2024, respectively, compared to 47% and 53% during the six months ended June 30, 2023, respectively.

Services revenue decreased by $5.9 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a decrease in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$101,218	$87,093	$14,125	16%
Services	24,984	28,971	(3,987)	(14)%
Total cost of revenue	$126,202	$116,064	$10,138	9%
Gross profit	$326,021	$247,523	$78,498	32%

	Six Months Ended June 30,
	2024	2023
Gross margin
Subscription	77%	74%
Services	(21)%	(9)%
Total gross margin	72%	68%

Cost of subscription revenue increased by $14.1 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to an increase of $9.8 million in third-party cloud infrastructure costs, an increase of $3.2 million in amortization of internal-use software, and an increase of $2.2 million in software license costs.

Cost of services revenue decreased by $4.0 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily due to a decrease of $3.7 million in personnel-related costs and allocated overhead costs driven by decreased headcount and a decrease of $1.1 million in stock-based compensation expense.

Our subscription gross margin increased primarily due to efficiencies in personnel-related costs, offset by a change in our revenue mix toward Confluent Cloud which has a lower gross margin. Our services gross margin decreased primarily due to personnel-related costs decreasing at a lower rate than services revenue.

Research and Development

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$203,631	$170,567	$33,064	19%
Percentage of revenue	45%	47%

Research and development expenses increased by $33.1 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to an increase of $22.4 million in personnel-related costs and allocated overhead costs, an increase of $8.7 million in software license costs, and an increase of $2.5 million in third-party cloud infrastructure costs, offset by a decrease of $2.7 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $14.2 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$264,217	$256,394	$7,823	3%
Percentage of revenue	58%	71%

Sales and marketing expenses increased by $7.8 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to an increase of $4.6 million in amortization of deferred contract acquisition costs, an increase of $1.6 million in payroll taxes related to stock-based compensation, an increase of $1.4 million in travel-related costs, an increase of $1.2 million in marketing and event expenses, and an increase of $1.1 million in personnel-related costs and allocated overhead costs, offset by a decrease of $2.2 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by an increase in stock-based compensation and commissions expense, offset by decreased headcount.

General and Administrative

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$77,873	$71,698	$6,175	9%
Percentage of revenue	17%	20%

General and administrative expenses increased by $6.2 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to an increase of $6.9 million in personnel-related costs and allocated overhead costs and an increase of $1.1 million in professional services fees, offset by a decrease of $1.5 million in insurance premium costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $4.3 million in stock-based compensation expense.

Restructuring and Other Related Charges

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$-	$34,325	$(34,325)	(100)%
Percentage of revenue	0%	9%

Restructuring and other related charges decreased by $34.3 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as our restructuring actions to adjust our cost structure and real estate footprint were taken in 2023.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net	$42,703	$32,795	$9,908	30%

Other income, net increased by $9.9 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to higher yields on marketable securities.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Loss before income taxes	$(176,997)	$(252,666)	$75,669	(30)%
Provision for income taxes	5,870	3,314	2,556	77%
Effective tax rate	(3.3)%	(1.3)%

The provision for income taxes during the six months ended June 30, 2024 and 2023 was primarily driven by foreign, federal, and state income taxes. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

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

As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,931.2 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments primarily related to our office space.

We have generated significant operating losses and negative cash flows from operations. As of June 30, 2024, we had an accumulated deficit of $1,827.0 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(17,364)	$(106,832)
Net cash used in investing activities	$(63,296)	$(81,424)
Net cash provided by financing activities	$43,100	$65,221

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

Cash used in operating activities of $17.4 million for the six months ended June 30, 2024 primarily consisted of our net loss of $182.9 million, adjusted for non-cash charges of $215.7 million, and net cash outflows of $50.2 million from changes in our operating assets and liabilities. Our non-cash charges included $194.4 million of stock-based compensation expense, net of amounts capitalized, $26.1 million of amortization of deferred contract acquisition costs, and $10.2 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by $20.3 million of net accretion of discounts on marketable securities. The main drivers of the changes in operating assets and liabilities were a $28.7 million increase in accounts receivables due to overall growth of our sales as well as timing of billings and collections, a $25.0 million increase in deferred contract acquisition costs due to our sales, a $4.6 million decrease in deferred revenue, and a $3.9 million decrease in operating lease liabilities due to lease payments, partially offset by a $7.1 million increase in accounts payable due to timing of payments.

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

Cash Flows from Investing Activities

Cash used in investing activities of $63.3 million for the six months ended June 30, 2024 was primarily due to purchases of marketable securities of $899.2 million, and capitalized internal-use software development costs of $10.3 million, partially offset by proceeds from maturities and sales of marketable securities of $848.5 million.

Cash used in investing activities of $81.4 million for the six months ended June 30, 2023 was primarily due to purchases of marketable securities of $999.8 million, cash paid for a business combination, net of cash acquired of $45.8 million, and capitalized internal-use software development costs of $9.9 million, partially offset by maturities of marketable securities of $975.4 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $43.1 million for the six months ended June 30, 2024 was primarily due to $27.5 million in proceeds from the issuance of common stock upon exercises of stock options and $15.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.

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

Interest Rate Risk

As of June 30, 2024, we had $1,931.2 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of June 30, 2024.

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

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. The substantial majority of our sales contracts are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. A portion of our operating expenses and balance sheet items are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign exchange rates.

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
•
Macroeconomic uncertainty, unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, reductions in information technology spending, or inflation, have impacted and may continue to impact our ability to grow our business and negatively affect our results of operations. In particular, we have experienced and expect to continue to experience longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, lower consumption from some of our larger enterprise customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine and in the Middle East.
•
We derive substantially all of our revenue from our data-in-motion offering. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.
•
We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption or increased consumption, including following our shift to a consumption-oriented sales model for Confluent Cloud, our growth, business, results of operations, and financial condition could be harmed. Reduced consumption by, or the loss or expected loss of, certain customers has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition.
•
Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offering. In particular, challenges in connection with our shift to a consumption-oriented sales model for Confluent Cloud have caused and may continue to cause certain attrition in our sales organization, and have adversely impacted and may continue to adversely impact our ability to meet our sales, consumption and revenue forecasts, cause delays in our sales cycle, and result in increased costs, any of which would harm our growth, business, results of operations, and financial condition.
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

Our revenue was $777.0 million, $585.9 million, and $387.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, and $452.2 million and $363.6 million for the six months ended June 30, 2024 and 2023, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offering, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated a net loss of $442.7 million, $452.6 million, and $342.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, and $182.9 million and $256.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $1,827.0 million. While we have experienced significant revenue growth in certain recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption and consumption, expand the use and consumption of our offering by existing customers, successfully shift to a consumption-oriented sales model for Confluent Cloud, support international expansion, and implement additional systems and processes to effectively scale operations. Also, we have faced, and will continue to face, increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. In particular, we have limited experience operating our business at current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. Further, we have experienced, and in future periods may continue to experience, slower revenue growth, and our revenue could decline for a number of reasons, including shifts in our offering and revenue mix, slowing demand for our offering, increasing competition, decreased productivity of our sales and marketing organization and effectiveness of our sales and marketing efforts to acquire new customers, retain existing customers or expand existing subscriptions and consumption of our usage-based offering, strategic focus on operating efficiencies and margin improvements, changing technology, a decrease in the growth of our overall market, our failure, for any reason, to continue to take advantage of growth opportunities, or our failure to adapt and respond to inflationary factors affecting our business or future economic recessions. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Quarterly Report. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Macroeconomic uncertainty, unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, reductions in information technology spending, or inflation, have impacted and may continue to impact our ability to grow our business and negatively affect our results of operations.

Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including high interest rates, bank failures, international trade relations, political turmoil, potential U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility has adversely affected and may continue to adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and expect to continue to experience longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, lower consumption from some of our larger enterprise customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine and in the Middle East. We have operations and customers in Israel, and many of our customers in other regions have substantial operations and customers in Israel. We believe the uncertainty and disruption resulting from the conflict has negatively impacted certain of these customers and their consumption of our offering. Our growth, business, and results of operations could be further negatively impacted if the current armed conflict in Israel and the Gaza Strip continues, worsens or expands to other nations or regions, including if our customers are harmed and reduce their engagement with or consumption of Confluent. Actual or potential U.S. federal government shutdowns have also resulted in uncertainty and disruption for certain of our customers, which have negatively impacted and may continue to negatively impact their consumption of our offering. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or other period when IT budgets are growing at a slower rate or contracting growth, these customer dynamics may be exacerbated. These customer dynamics have had and may continue to have negative impacts on our revenue, business, and results of operations and have resulted and may in the future result in strategic changes in our focus on growth versus operating efficiency, margin improvements, and profitability. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

We derive substantially all of our revenue from our data-in-motion offering. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from sales of, and additional services related to, our data-in-motion offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing more features and functionality for our offering to, among other things, enable customers to stream, connect, process, and govern their data. Our growth will depend in large part on enabling additional use cases for our customers after they initially adopt our offering, ranging from industry-specific use cases, including generative AI, or GenAI, use cases, to use cases generated by the network effects of connecting multiple applications within an enterprise. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our offering as a preferred data streaming platform, particularly when compared to open source alternatives developed internally by customers. As such, market adoption of our offering is critical to our continued success. Demand for our offering has been and will continue to be affected by a number of factors, including market acceptance of our offering, customers’ perception of the value of our offering compared to alternatives, including open source alternatives, use case expansion by existing customers and potential new customers, effectiveness of our sales and marketing strategy and team, the extension of our offering to new applications and use cases, the timing of development and release of new offerings by us and our competitors, technological change, growth or contraction of the market in which we compete, customers focusing on cloud cost efficiencies and prioritizing cash flow management, and customer information technology spending budgets, which may be reduced during periods of high inflation or in recessionary or uncertain economic environments and may be impacted by geopolitical events such as the ongoing conflicts around the world. Failure to successfully address these factors, satisfy customer demands, achieve continued market acceptance over competitors, including open source alternatives, and achieve growth in sales of our offering would harm our business, results of operations, financial condition, and growth prospects.

We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.

While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 52% and 61% of our subscription revenue for the years ended December 31, 2023 and 2022, respectively, and 48% and 53% of our subscription revenue for the six months ended June 30, 2024 and 2023, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption or increased consumption, including following our shift to a consumption-oriented sales model for Confluent Cloud, our growth, business, results of operations, and financial condition could be harmed.

We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service. We have less experience marketing, determining pricing for, and selling Confluent Cloud. As a result, our shifts in sales strategy focused on customer acquisition for Confluent Cloud and a consumption-oriented sales model have resulted and could continue to result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to Confluent Cloud, given that subscriptions to Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud also involves landing customers at low entry points, including starting with our free Confluent Cloud trial and pay-as-you-go, which have no commitments. There can be no assurance that such free users will enter into commitments with us, or that customers will expand their existing commitments or ramp their usage of Confluent Cloud, even following our shift in our sales strategy to a consumption-oriented model. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all. The growth rate of our Confluent Cloud revenue is also expected to fluctuate over time, including due to the usage-based nature of Confluent Cloud, customer adoption trends, and our shift to a consumption-oriented sales model for Confluent Cloud. Additionally, due in part to our shift to a consumption-oriented sales model, new customers acquired this year tend to have lower initial consumption, which may negatively impact our revenue, growth rates, consumption forecasts, and results of operations. The success of this shift will depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offering, and managing expected reductions in commitments for Confluent Cloud. We also believe certain customers are reluctant to make large and long-term commitments for Confluent Cloud, which has led to historical misalignment between our focus on upfront commitments and customer preferences and was a factor in the shift in our sales strategy to a consumption-oriented sales model. Growth of Confluent Cloud consumption may be harmed if we do not manage these factors effectively in shifting our sales model to be oriented toward consumption. Our business and growth will also be negatively impacted if we do not experience the expected benefits from our shift to a consumption-oriented sales model during or following its implementation, including if we continue experiencing headwinds on consumption, use case expansion or adoption of Confluent Cloud due to other factors. To expand usage of and our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, successfully demonstrate the value of Confluent Cloud over alternatives, including open source alternatives, successfully partner with customers to help them realize increased value in our offering in an efficient and sustainable manner for consumption expansion over time, particularly in uncertain macroeconomic environments and with continuing customer focus on cloud cost controls and increased efficiency, cultivate relationships with potential customers in key industries and sectors, rapidly convert the sales pipeline into new customers and continue to expand and improve the productivity and incentive alignment of our sales and marketing organization. Continuing consumption volatility, including due to customer focus on cloud cost controls and increased efficiency, and our efforts in response will likely result in reduced consumption expansion over the near term.

To increase market adoption and expand the customer base for Confluent Cloud, we have also been targeting small to medium-sized companies, including early-stage companies, as part of our overall sales and marketing strategy for Confluent Cloud. These customers typically demand faster deployment of Confluent Cloud within their organizations and prioritize ease of use. In addition, the sales cycle for these customers is typically shorter, requiring accelerated ramp time of our sales force and higher velocity marketing strategies. We have also historically targeted larger enterprise customers as part of our overall sales and marketing strategy, but expect to refine that strategy from time to time, including in connection with our shift to a consumption-oriented model for our sales motion. Reduced consumption by, or the loss or expected loss of, certain customers has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition. For example, Confluent Cloud consumption and growth, as well as our forecasts for Confluent Cloud, have been negatively impacted from time to time, and may be negatively impacted in the future, by lower than expected consumption from larger enterprise customers from time to time, including due to external factors such as continued scrutiny of IT spending and macroeconomic uncertainty as well as reorganizations, acquisitions, or strategic reprioritizations of such customers. If we are unsuccessful in these and our other efforts to drive market adoption of and expand usage of and the customer base for Confluent Cloud, or if we do so in a way that is not profitable, fails to compete successfully against our current or future competitors, or fails to adequately differentiate Confluent Cloud from open source alternatives, our growth, business, results of operations, and financial condition could be harmed.

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

The calculation methodology of our key metrics, including adjustments in methodologies from time to time, may also result in fluctuations in period-over-period results that may not be indicative of our long-term performance or that result in differing interpretations of trends in our business. For example, commencing with the first quarter of 2023, we began calculating ARR with respect to Confluent Cloud customers by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, which impacted our methodology for NRR and customers over $100,000 in ARR as well. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics.” While we believe this change in ARR methodology better aligns with how our management assesses ARR internally and better reflects actual customer behavior, it assumes Confluent Cloud consumption trends over 12-month periods based on three months of actual consumption, which does not account for future fluctuations and unpredictability in consumption rates or reflect trends in the growth or contraction of subscriptions over time. Further, we have experienced fluctuations in NRR and, as Confluent Cloud’s contribution to our revenue continues to increase, we expect to continue to experience increased volatility in NRR as our customers’ consumption trends may vary significantly across quarters for various reasons, including due to uncertainty in expected consumption ramp of a customer, our prioritization of consumption over commitment for Confluent Cloud, and pricing of Confluent Cloud, as well as external factors such as macroeconomic uncertainty and its effects on customers’ IT spending and customers’ organizational and business changes. As a result, our short-term NRR trends may be less indicative of longer-term timing and pace of Confluent Cloud customer expansion.

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

Our revenue mix is varied based on the revenue recognition principles applicable to our offering. We recognize a portion of revenue from sales of subscriptions to Confluent Platform up front when our term-based license is delivered. The remainder, constituting post-contract customer support, maintenance, and upgrades, referred to together as PCS, comprises the substantial majority of the revenue and is recognized ratably over the subscription term. Customers may use Confluent Cloud either without a commitment contract, which we refer to as pay-as-you-go, or on a usage-based commitment contract of at least one year in duration. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based commitments are billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. Historically, our Confluent Cloud sales have been individually smaller, with varied usage levels from such customers over time, which may continue as we target small to medium-sized companies as part of our sales strategy for Confluent Cloud. However, larger Confluent Cloud sales, including those with terms over one year, may also result in greater variations in usage levels due to the timing and size of those commitments. In addition, we have experienced and expect to continue experiencing an increased contribution from Confluent Cloud to our revenue mix. Macroeconomic impacts have caused, and may continue to cause, longer sales cycles compared to prior periods. We have also experienced continuing Confluent Cloud consumption volatility from larger enterprise customers. As a result, there may be fluctuations in revenue period over period as revenue is dependent on varying patterns of customer consumption and timing of sales and renewals of Confluent Platform, which can result in larger upfront revenue recognition upon delivery of the term-based licenses, as well as revenue mix. In addition, we may experience fluctuations in margins as a result of high cloud infrastructure costs resulting from increased Confluent Cloud sales. Future fluctuations in our revenue and results across periods, including due to further changes in our revenue mix, may make it difficult to assess our future growth and performance.

Downturns or upturns in our sales may not be immediately reflected in our financial position and results of operations.

We recognize a significant portion of our revenue ratably over the term of Confluent Platform subscriptions. As a result, any decreases in new subscriptions or renewals in any one period may not immediately be fully reflected as a decrease in revenue for that period but would negatively affect our revenue in future quarters, even though such a decrease would be reflected in certain of our metrics as of the end of such period, including RPO. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of the subscription. In addition, fluctuations in usage under our usage-based offering or monthly subscriptions for our pay-as-you-go offering could affect our revenue on a period-over-period basis. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock would decline substantially, and we could face costly lawsuits, including securities class actions.

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

To remain competitive, we need to continuously modify and enhance our offering to adapt to changes and innovation in existing and new technologies. We expect that we will need to continue to differentiate our data-in-motion platform capabilities, as well as expand and enhance our platform to support a variety of adjacent use cases. This development effort will require significant engineering, sales, and marketing resources. For instance, with the increasing prominence of new technology like artificial intelligence, we may be required to commit significant resources to developing new products, capabilities and features. Any failure to effectively offer solutions for these adjacent use cases could reduce customer demand for our offering. Further, our offering must also integrate with a variety of network, hardware, mobile, cloud, and software platforms and technologies, and we need to continuously modify and enhance our offering to adapt to changes and innovation in these technologies. This development effort may require significant investment in engineering, support, marketing, and sales resources, all of which would affect our business and results of operations. Any failure of our offering to operate effectively with widely adopted, future data infrastructure platforms, applications, and technologies would reduce the demand for our offering. In addition, the landscape of data and infrastructure will be impacted by the adoption of artificial intelligence in ways that are currently unforeseeable and that could have significant risks and opportunities for our business. If we are unable to respond to evolving customer needs, requirements, or preferences in a cost-effective manner, our offering may become less marketable and less competitive or obsolete, and our business, financial condition, and results of operations could be adversely affected.

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

We sell to U.S. Federal, state, and local government customers, as well as foreign and governmental agency customers, generally through resellers. Sales to such entities, whether direct or indirect, are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracting with certain federal government entities (or higher-tier contractors to such entities) requires additional compliance from us and our offerings, including with contractual requirements, regulations, and Executive Orders; compliance with such requirements may require us to change certain of our operations and involve significant effort and expense, which could harm our margins, business, financial condition, and results of operations. If we fail to achieve compliance with these standards and requirements, we may be disqualified from selling our offerings to such governmental entities, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government contracting requirements may also change and in doing so restrict our ability to sell into the government sector until we have complied with such requirements. Further, achieving and maintaining certain government certifications, such as U.S. Federal Risk and Authorization Management Program (FedRAMP) authorization for Confluent Cloud, may require significant upfront cost, time, and resources. If we do not obtain U.S. FedRAMP authorization for Confluent Cloud, we will not be able to sell Confluent Cloud, directly or indirectly, to certain Federal government and other public sector customers as well as private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against larger enterprises whose competitive offerings are FedRAMP authorized. Further, there can be no assurance that we will secure commitments or contracts with government entities even if we obtain such certifications, which could harm our margins, business, financial condition, and results of operations. Government demand and payment for our offerings have been and may in the future be negatively impacted by public sector budgetary cycles and funding authorizations, such as federal government shutdowns, with funding reductions or delays adversely affecting public sector demand for our offering.

Further, governmental entities or their contractors may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers. Such entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons, some of which may be outside our control. Any termination for default/cause may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations. Governments and whistleblowers routinely investigate and audit government contractors’ administrative processes and compliance with applicable legal requirements. An unfavorable investigation or audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, suspension or debarment from government contracting, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, including under the False Claims Act, which could adversely affect our results of operations and reputation.

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

We have funded our operations since inception primarily through equity and debt financings and sales of our offering. While we have taken steps aimed at improving our operating efficiency, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur additional debt, the debt holders, together with holders of our outstanding convertible notes, would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including through future issuances of equity-linked or derivative securities, our existing stockholders could experience further dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

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

In the ordinary course of our business, we and the third parties upon which we rely, may process sensitive data, which may include personal information and our or our customers’ or other third parties’ sensitive, proprietary, and confidential information. As a result, we and the third parties upon which we rely, face a variety of evolving threats, which could cause security incidents. Security incidents that compromise the confidentiality, integrity, and availability of this information could result from cyber-attacks, computer viruses (such as worms, spyware, or other malware), social engineering (including phishing), ransomware, supply chain attacks, denial of service attacks, credential harvesting or stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, including personnel who have authorized access to our systems and/or information, and security vulnerabilities in the software or systems on which we rely, including third-party systems. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. We have also experienced, and may in the future experience, inadvertent disclosures of confidential information, including source code, caused by accidental actions or inactions by personnel who have authorized access to our systems and the systems of third-party repositories of such information. If our personnel access authorization policies and processes for our systems and/or information are too permissive or if we do not implement adequate safeguards or controls in our information systems environments, we may experience additional security incidents due to errors or malfeasance from our personnel, customer dissatisfaction, loss of our proprietary and confidential information, or an increased risk of third-party breaches or cyber-attacks. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of Confluent or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of GenAI technologies.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act, or CCPA, imposes several obligations on covered businesses, including requiring specific disclosures in privacy notices related to a business’s collection, use, and sharing of personal information, implementing new operational practices, and honoring requests from California residents to exercise certain privacy rights related to their personal information. The CCPA contains civil potential penalties for noncompliance of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, which became effective January 1, 2023, expands the CCPA’s requirements including by applying to personal information of business representatives and employees and establishing a new California Privacy Protection Agency to implement and enforce the law. As of January 9, 2024, at least 12 more states have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, including at least three additional states in 2024, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, pursuant to various data privacy and security laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences.

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

Our ability to increase our customer base, achieve broader market adoption and acceptance of our offering, and expand our potential customer and sales pipeline and brand awareness will depend to a significant extent on our ability to expand and improve the productivity and effectiveness of our sales and marketing organization. We plan to continue expanding our direct sales force, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including to decrease the time required for our sales personnel to achieve desired productivity levels. Historically, newly hired sales personnel have needed several quarters to achieve desired productivity levels. We expect to continue investing significant financial and other resources in our sales and marketing efforts, which will result in increased costs and impact our margins and results of operations. Our revenue growth rate, business, and results of operations have from time to time been harmed and may in the future be harmed if our sales and marketing efforts fail to successfully expand our potential customer and sales pipeline and existing customer engagement with our offering, including through increasing brand awareness, new customer acquisition, and market adoption of our offering, particularly for Confluent Cloud. In addition, we may not achieve anticipated revenue growth from investing in our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time or at all, or if our sales and marketing programs are not effective. Our growth rates, results of operations, business, and financial condition will also be harmed if we do not effectively reorient our sales organization and sales motion for Confluent Cloud in connection with our shift to a consumption-oriented sales model, on a timely basis or at all. Our efforts in this regard may be disrupted by a variety of factors, including continuing macroeconomic uncertainty and slower than expected ramp time for our sales and marketing organization, and may result in near term headwinds to our growth. As part of this strategy, we are significantly reorienting our sales compensation, marketing systems and processes, and fundamental business metrics around the consumption-oriented sales model, which has caused and may continue to cause certain attrition in our sales organization related to the transition. These dynamics may be exacerbated by historical turnover within our sales organization, including among senior sales personnel. Such challenges in connection with our shift to a consumption-oriented sales model for Confluent Cloud have caused and may continue to cause certain attrition in our sales organization, and have adversely impacted and may continue to adversely impact our ability to meet our sales, consumption and revenue forecasts, cause delays in our sales cycle, and result in increased costs, any of which would harm our growth, business, results of operations, and financial condition.

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

As of June 30, 2024 and December 31, 2023, we had 1,306 customers and 1,229 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of the evaluation and purchasing approval processes. Since the process for deployment, configuration, and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions or usage commitments. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

Our offering is often used for and within large scale, complex IT environments. Our customers and some partners require education and experience in the proper use of and the benefits that can be derived from our offering to maximize their potential. If users of our offering do not implement, use, or update our offering correctly or as intended, then inadequate performance and/or security vulnerabilities may result. Because our customers rely on our offering to manage a wide range of operations, the incorrect implementation or use of our offering, or our self-managed customers’ failure to update Confluent Platform, or our failure to train customers on how to use our offering productively may result in customer dissatisfaction and negative publicity, and may adversely affect our reputation and brand. Our failure to effectively provide education and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, which would adversely affect our business and growth prospects.

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

From time to time, there have been and may in the future be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and certain other key employees are generally employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss or transition of one or more of our executives, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. We have experienced attrition among sales personnel, and may experience increased attrition or retention difficulties among our sales personnel as we reorient our sales motion and sales incentives in connection with our shift to a consumption-oriented sales model for Confluent Cloud. Increased attrition or retention difficulties and related challenges to ramped capacity have negatively impacted and may continue to negatively impact our growth, and may negatively impact employee morale or cause execution risks for our shift to a consumption-oriented sales model, any of which may harm our growth, business, results of operations, or financial condition. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, inflationary pressures, or stress over economic or geopolitical events such as those the global market is currently experiencing, may result in employee attrition. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Additionally, in order to retain our existing employees and manage potential attrition, including as a result of stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we have issued and may in the future issue additional equity awards, which could negatively impact our results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 40% of our revenue for both the six months ended June 30, 2024, and the year ended December 31, 2023. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2024, approximately 43% of our full-time employees were located outside of the United States, with 16% and 8% of our full-time employees located in India and the UK, respectively. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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
•
differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including hourly wage and overtime regulations in these locations;
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

•
currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and challenges to international customers in the event of a rise in the value of the U.S. dollar;
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

In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “ransomware,” “viruses,” “worms,” “malware,” “phishing attacks,” “data breaches,” and similar malicious programs, behavior, and events, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our offering and related services could suffer.

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

As of December 31, 2023, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of $1,461.7 million and $798.1 million, respectively, which may be available to offset taxable income in the future. A portion of the NOLs begin to expire in various years beginning in 2034 for federal purposes and 2025 for state purposes if not utilized. The remaining portion of these federal NOLs are carried forward indefinitely. Of the federal NOL carryforwards, approximately 97% can be carried forward indefinitely, but are limited to 80% of annual taxable income. In addition, as of December 31, 2023, we had foreign NOL carryforwards of $60.3 million which can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2024, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 74.4% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 7.5% of our outstanding classes of common stock as a whole, but controls approximately 22.0% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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

In addition, as of June 30, 2024, up to 27,386,817 shares of our Class B common stock and up to 20,699,257 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 60,165,472 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, certain of our employees may elect to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

While we seek to mitigate our business risks associated with climate change (such as drought, wildfires, hurricanes, increased storm severity and sea level rise), we recognize that there are inherent climate-related risks wherever business is conducted. Our primary locations may be vulnerable to the adverse effects of climate change. For example, certain of our offices have experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, heat waves, air quality and power impacts from wildfires. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience losses and additional costs to maintain or resume operations. In addition, we may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.

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

(c) Issuer Purchase of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Stephanie Buscemi - Chief Marketing Officer	Termination(1)	6/14/2024	X		Up to 854,050(2)	11/15/2024
Stephanie Buscemi - Chief Marketing Officer	Adoption(1)	6/14/2024	X		(3)	9/15/2025
Ying Christina Liu - Former Chief Accounting Officer	Termination	5/23/2024	X		Up to 293,332	3/28/2025
Matthew Miller - Director	Termination(4)	6/13/2024	X		Up to 122,313	6/16/2025
Matthew Miller - Director	Adoption(4)	6/13/2024	X		Up to 219,627	9/15/2025
Michelangelo Volpi - Director	Adoption	5/28/2024	X		Up to 100,000	8/15/2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on August 9, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) The shares that may have been sold under the Rule 10b5-1 trading plan included (i) up to 12,029 shares of our Class A Common Stock owned by Ms. Buscemi at the time the plan was adopted, (ii) up to 33,630 shares of our Class A Common Stock subject to restricted stock unit awards previously granted to Ms. Buscemi, which were subject to vesting and release on or prior to November 15, 2024, (iii) up to 807,457 shares of our Class A Common Stock subject to exercisable stock options held by Ms. Buscemi, some of which were subject to vesting on or prior to November 15, 2024, and (iv) up to 934 shares of our Class A Common Stock that Ms. Buscemi purchased under our 2021 Employee Stock Purchase Plan. The actual number of shares that may have been sold under the Rule 10b5-1 trading plan would have been (a) adjusted by the net number of shares available upon vesting of the restricted stock units covered by the plan, after giving effect to the sale of certain such shares to satisfy tax withholding obligations pursuant to Confluent’s non-discretionary sell-to-cover requirement and (b) reduced by any shares sold in accordance with an existing plan prior to its expiration on November 10, 2023.

(3) The shares that may be sold under the Rule 10b5-1 trading plan include (i) up to 30,392 shares of our Class A Common Stock currently owned by Ms. Buscemi, (ii) up to 937,692 shares of our Class A Common Stock subject to exercisable stock options held by Ms. Buscemi, 729,316 of which are currently vested and 208,376 of which may vest on or prior to September 15, 2025, (iii) up to 72,005 shares of our Class A Common Stock that are subject to restricted stock unit awards previously granted to Ms. Buscemi that may vest and be released to Ms. Buscemi on or prior to September 15, 2025, and (iv) up to 100% of the shares of our Class A Common Stock that Ms. Buscemi may purchase under our 2021 Employee Stock Purchase Plan on or prior to September 15, 2025, which number of shares is not yet determinable. The actual number of shares that may be sold under the Rule 10b5-1 trading plan will be adjusted by the net number of shares available upon vesting of the restricted stock units covered by the plan, after giving effect to the sale of certain such shares to satisfy tax withholding obligations pursuant to Confluent's non-discretionary sell-to-cover requirement. The actual number of shares that will be subject to the Rule 10b5-1 trading plan is not yet determinable.

(4) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on March 13, 2024 by a trust affiliated with Matthew Miller that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

Date:	July 31, 2024

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rohan Sivaram
Name:	Rohan Sivaram
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)