Form 10-Q
period 2024-09-30
Confluent, Inc.
filed 2024-10-30
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 23, 2024, there were 258,085,656 shares of the registrant’s Class A common stock and 69,909,245 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
•
our ability to increase consumption of our offering, including our data streaming platform, and expand features and functionalities;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$322,606	$349,761
Marketable securities	1,536,887	1,551,009
Accounts receivable, net	278,667	229,962
Deferred contract acquisition costs	44,812	43,937
Prepaid expenses and other current assets	83,221	76,986
Total current assets	2,266,193	2,251,655
Property and equipment, net	73,158	54,012
Operating lease right-of-use assets	9,989	10,061
Goodwill	164,366	51,998
Intangible assets, net	8,704	3,492
Deferred contract acquisition costs, non-current	72,167	75,815
Other assets, non-current	13,432	13,776
Total assets	$2,608,009	$2,460,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,516	$6,714
Accrued expenses and other liabilities	158,914	141,847
Operating lease liabilities	10,738	7,890
Deferred revenue	349,787	330,570
Total current liabilities	534,955	487,021
Operating lease liabilities, non-current	11,413	17,391
Deferred revenue, non-current	24,588	22,436
Convertible senior notes, net	1,091,183	1,088,313
Other liabilities, non-current	11,552	35,233
Total liabilities	1,673,691	1,650,394
Commitments and contingencies (Note 9)

	September 30, 2024	December 31, 2023
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 257,418,764 and 224,737,415 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 69,904,559 and 86,774,127 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	2,826,053	2,453,293
Accumulated other comprehensive income	9,424	1,270
Accumulated deficit	(1,901,162)	(1,644,151)
Total stockholders’ equity	934,318	810,415
Total liabilities and stockholders’ equity	$2,608,009	$2,460,809

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription	$239,851	$189,270	$671,455	$526,325
Services	10,348	10,911	30,967	37,443
Total revenue	250,199	200,181	702,422	563,768
Cost of revenue:
Subscription	52,162	44,104	153,380	131,197
Services	11,541	12,445	36,525	41,416
Total cost of revenue	63,703	56,549	189,905	172,613
Gross profit	186,496	143,632	512,517	391,155
Operating expenses:
Research and development	102,720	91,237	306,351	261,804
Sales and marketing	137,968	128,624	402,185	385,018
General and administrative	39,471	31,874	117,344	103,572
Restructuring and other related charges	-	529	-	34,854
Total operating expenses	280,159	252,264	825,880	785,248
Operating loss	(93,663)	(108,632)	(313,363)	(394,093)
Other income, net	22,495	17,529	65,198	50,324
Loss before income taxes	(71,168)	(91,103)	(248,165)	(343,769)
Provision for income taxes	2,976	1,567	8,846	4,881
Net loss	$(74,144)	$(92,670)	$(257,011)	$(348,650)
Net loss per share, basic and diluted	$(0.23)	$(0.30)	$(0.80)	$(1.17)
Weighted-average shares used to compute net loss per share, basic and diluted	324,317,971	303,896,632	319,330,398	297,906,112

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(74,144)	$(92,670)	$(257,011)	$(348,650)
Other comprehensive income (loss), net of tax:
Net unrealized gain on marketable securities	8,847	2,041	6,707	1,804
Net unrealized gain (loss) on derivative instruments	2,678	(2,001)	1,447	(2,114)
Other comprehensive income (loss), net of tax	11,525	40	8,154	(310)
Total comprehensive loss	$(62,619)	$(92,630)	$(248,857)	$(348,960)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances as of July 1, 2024	322,232,901	$3	$2,702,980	$(2,101)	$(1,827,018)	$873,864
Vesting of early exercised options	-	-	291	-	-	291
Issuance of common stock upon exercise of vested options	1,100,389	-	8,358	-	-	8,358
Vesting of restricted stock units	2,982,332	-	-	-	-	-
Issuance of common stock in connection with a business combination	132,476	-	2,642	-	-	2,642
Issuance of common stock in connection with a business combination subject to future vesting	397,436	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	477,789	-	8,367	-	-	8,367
Stock-based compensation	-	-	103,415	-	-	103,415
Other comprehensive income, net of tax	-	-	-	11,525	-	11,525
Net loss	-	-	-	-	(74,144)	(74,144)
Balances as of September 30, 2024	327,323,323	$3	$2,826,053	$9,424	$(1,901,162)	$934,318

	Three Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of July 1, 2023	301,678,221	$3	$2,228,574	$(9,806)	$(1,457,385)	$761,386
Repurchases of unvested common stock	(4,375)	-	-	-	-	-
Vesting of early exercised options	-	-	538	-	-	538
Issuance of common stock upon exercise of vested options	2,333,321	-	14,876	-	-	14,876
Vesting of restricted stock units	2,578,782	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	507,038	-	11,536	-	-	11,536
Stock-based compensation	-	-	93,350	-	-	93,350
Other comprehensive income, net of tax	-	-	-	40	-	40
Net loss	-	-	-	-	(92,670)	(92,670)
Balances as of September 30, 2023	307,092,987	$3	$2,348,874	$(9,766)	$(1,550,055)	$789,056

	Nine Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances as of January 1, 2024	311,511,542	$3	$2,453,293	$1,270	$(1,644,151)	$810,415
Vesting of early exercised options	-	-	908	-	-	908
Issuance of common stock upon exercise of vested options	5,047,425	-	37,294	-	-	37,294
Vesting of restricted stock units	9,082,500	-	-	-	-	-
Issuance of common stock in connection with a business combination	132,476	-	2,642	-	-	2,642
Issuance of common stock in connection with a business combination subject to future vesting	397,436	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	1,151,944	-	23,970	-	-	23,970
Stock-based compensation	-	-	307,946	-	-	307,946
Other comprehensive income, net of tax	-	-	-	8,154	-	8,154
Net loss	-	-	-	-	(257,011)	(257,011)
Balances as of September 30, 2024	327,323,323	$3	$2,826,053	$9,424	$(1,901,162)	$934,318

	Nine Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2023	289,384,180	$3	$1,980,335	$(9,456)	$(1,201,405)	$769,477
Repurchases of unvested common stock	(35,203)	-	-	-	-	-
Vesting of early exercised options	-	-	2,442	-	-	2,442
Issuance of common stock upon exercise of vested options	9,574,968	-	62,859	-	-	62,859
Vesting of restricted stock units	6,947,418	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	1,221,624	-	28,708	-	-	28,708
Stock-based compensation	-	-	274,530	-	-	274,530
Other comprehensive loss, net of tax	-	-	-	(310)	-	(310)
Net loss	-	-	-	-	(348,650)	(348,650)
Balances as of September 30, 2023	307,092,987	$3	$2,348,874	$(9,766)	$(1,550,055)	$789,056

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(257,011)	$(348,650)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	15,855	9,987
Net accretion of discounts on marketable securities	(29,561)	(31,021)
Amortization of debt issuance costs	2,870	2,850
Amortization of deferred contract acquisition costs	40,045	33,460
Non-cash operating lease costs	2,794	3,118
Lease abandonment charges	-	15,667
Stock-based compensation, net of amounts capitalized	292,736	260,962
Deferred income taxes	231	25
Other	1,695	3,114
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(50,235)	(6,140)
Deferred contract acquisition costs	(37,272)	(39,573)
Prepaid expenses and other assets	(361)	(13,825)
Accounts payable	8,286	(19,208)
Accrued expenses and other liabilities	(7,222)	17,965
Operating lease liabilities	(5,949)	(5,562)
Deferred revenue	21,348	939
Net cash used in operating activities	(1,751)	(115,892)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(15,984)	(13,546)
Purchases of marketable securities	(1,172,359)	(1,235,588)
Sales of marketable securities	12,744	-
Maturities of marketable securities	1,210,037	1,203,711
Purchases of investments in privately-held companies	(2,250)	-
Purchases of property and equipment	(1,898)	(1,718)
Cash paid for business combinations, net of cash acquired	(115,516)	(45,802)
Net cash used in investing activities	(85,226)	(92,943)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	36,332	62,945
Repurchases of unvested common stock	-	(255)
Proceeds from issuance of common stock under employee stock purchase plan	23,970	28,708
Net cash provided by financing activities	60,302	91,398
Effect of exchange rate changes on cash and cash equivalents	(480)	(1,301)
Net decrease in cash and cash equivalents	(27,155)	(118,738)
Cash and cash equivalents at beginning of period	349,761	435,781
Cash and cash equivalents at end of period	$322,606	$317,043

	Nine Months Ended September 30,
	2024	2023
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$9,235	$6,357
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$15,210	$13,568
Issuance of common stock in connection with a business combination	$2,642	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,722	$-
Vesting of early exercised stock options	$908	$2,442

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the standalone selling price (“SSP”) for each distinct performance obligation included in customer contracts, deferred contract acquisition costs and their period of benefit, stock-based compensation expense, the fair value of acquired intangible assets, capitalization of internal-use software, estimated useful lives of long-lived assets, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes.

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

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$671,318	$1,920	$(45)	$673,193
Corporate notes and bonds	501,889	2,891	(41)	504,739
U.S. agency obligations	276,122	1,030	(80)	277,072
Commercial paper	81,842	41	-	81,883
Total marketable securities	$1,531,171	$5,882	$(166)	$1,536,887

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$834,235	$257	$(1,355)	$833,137
U.S. agency obligations	403,035	599	(875)	402,759
Corporate notes and bonds	279,328	838	(457)	279,709
Commercial paper	35,407	-	(3)	35,404
Total marketable securities	$1,552,005	$1,694	$(2,690)	$1,551,009

The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$34,033	$(20)	$63,833	$(25)	$97,866	$(45)
U.S. agency obligations	54,007	(70)	18,546	(10)	72,553	(80)
Corporate notes and bonds	9,522	(6)	32,575	(35)	42,097	(41)
Commercial paper	499	-	-	-	499	-
Total	$98,061	$(96)	$114,954	$(70)	$213,015	$(166)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$487,260	$(1,074)	$46,130	$(281)	$533,390	$(1,355)
U.S. agency obligations	206,105	(390)	80,657	(485)	286,762	(875)
Corporate notes and bonds	100,295	(293)	31,277	(164)	131,572	(457)
Commercial paper	6,810	(3)	-	-	6,810	(3)
Total	$800,470	$(1,760)	$158,064	$(930)	$958,534	$(2,690)

For available-for-sale debt securities in an unrealized loss position, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of September 30, 2024 and December 31, 2023. Realized gains and losses were not material for the three and nine months ended September 30, 2024 and 2023.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Due within one year	$1,132,561	$1,135,161
Due after one year through five years	398,610	401,726
Total	$1,531,171	$1,536,887

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$260,104	$-	$260,104
Commercial paper	-	10,980	10,980
U.S. treasury securities	-	5,994	5,994
Marketable securities:
U.S. treasury securities	-	673,193	673,193
Corporate notes and bonds	-	504,739	504,739
U.S. agency obligations	-	277,072	277,072
Commercial paper	-	81,883	81,883
Derivative instruments:
Foreign currency forward contracts	-	6,064	6,064
Total assets	$260,104	$1,559,925	$1,820,029
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$402	$402
Total liabilities	$-	$402	$402

	December 31, 2023
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$264,923	$-	$264,923
U.S. treasury securities	-	52,130	52,130
Marketable securities:
U.S. treasury securities	-	833,137	833,137
U.S. agency obligations	-	402,759	402,759
Corporate notes and bonds	-	279,709	279,709
Commercial paper	-	35,404	35,404
Derivative instruments:
Foreign currency forward contracts	-	3,219	3,219
Total assets	$264,923	$1,606,358	$1,871,281
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$1,272	$1,272
Total liabilities	$-	$1,272	$1,272

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $974.7 million and $917.9 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8 for further information on the Company’s convertible senior notes.

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

The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	September 30, 2024	December 31, 2023
Foreign currency forward contracts designated as hedging instruments	$104,409	$125,617
Foreign currency forward contracts not designated as hedging instruments	100,933	99,918
Total derivative instruments	$205,342	$225,535

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

	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$3,474	$1,789
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	2,324	906
Foreign currency forward contracts designated as hedging instruments	Other assets, non-current	266	524
Total derivative assets		$6,064	$3,219
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$6	$18
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	389	1,239
Foreign currency forward contracts designated as hedging instruments	Other liabilities, non-current	7	15
Total derivative liabilities		$402	$1,272

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,049	$540	$2,280	$653
Net gain (loss) recognized in other comprehensive income (loss)	4,007	(1,759)	3,070	(694)
Net gain reclassified from AOCI to earnings	(1,329)	(242)	(1,623)	(1,420)
Ending balance	$3,727	$(1,461)	$3,727	$(1,461)

As of September 30, 2024, net unrealized gains included in the balance of accumulated other comprehensive income (loss) related to foreign currency forward contracts designated as hedging instruments was $3.7 million, $3.5 million of which the Company expects to reclassify from accumulated other comprehensive income (loss) into earnings over the next 12 months.

The following table summarizes the effect of foreign currency forward contracts on the condensed consolidated statements of operations (in thousands):

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Cost of revenue - subscription	$181	$19	$235	$152	$-	$-	$-	$-
Cost of revenue - services	111	(2)	130	106	-	-	-	-
Research and development	164	103	228	302	-	-	-	-
Sales and marketing	713	69	812	650	-	-	-	-
General and administrative	160	53	218	210	-	-	-	-
Other income (expense), net	-	-	-	-	2,101	(229)	245	(142)
Total gains (losses) recognized in earnings	$1,329	$242	$1,623	$1,420	$2,101	$(229)	$245	$(142)

6. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	September 30, 2024	December 31, 2023
Computers, equipment, and software	$13,173	$11,300
Furniture and fixtures	1,047	916
Leasehold improvements	416	380
Capitalized internal-use software costs	71,100	38,999
Construction in progress - capitalized internal-use software costs	26,925	27,831
Property and equipment, at cost	$112,661	$79,426
Less: Accumulated depreciation and amortization	(39,503)	(25,414)
Property and equipment, net	$73,158	$54,012

Depreciation and amortization expense was $5.1 million and $3.5 million for the three months ended September 30, 2024 and 2023, respectively, and $14.2 million and $9.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$64,212	$74,497
Accrued income taxes	30,088	2,264
Accrued expenses	18,484	13,471
Accrued commissions	17,137	17,418
Accrued payroll taxes	10,397	9,162
Employee contributions under employee stock purchase plan	5,152	13,946
Other liabilities	13,444	11,089
Total accrued expenses and other liabilities	$158,914	$141,847

7. Business Combinations, Goodwill, and Intangible Assets

2024 Business Combination

In September 2024, the Company acquired all outstanding shares of WarpStream Labs, Inc. (“WarpStream”), an Apache Kafka-compatible data streaming platform. The Company acquired WarpStream primarily for its talent and to add WarpStream’s Bring Your Own Cloud (“BYOC”) data streaming solution to the Company’s product portfolio to serve customers who want a cloud-native streaming offering in their own cloud account.

The total preliminary purchase consideration of $135.1 million consisted of $132.5 million of cash and $2.6 million for the fair value of 132,476 shares of the Company’s Class A common stock. In allocating the purchase consideration, the Company preliminarily recorded $16.9 million of cash acquired, $6.8 million as a developed technology intangible asset, to be amortized on a straight-line basis over an estimated useful life of five years, and $112.4 million of goodwill. The goodwill is primarily attributed to the assembled workforce and expected synergies arising from the acquisition, and is not deductible for income tax purposes. The purchase price allocation is subject to measurement period adjustments until September 2025.

Pursuant to the merger agreement, the Company deposited $8.6 million of cash into an escrow account upon closing of the acquisition, but the payout of such amount is subject to continued employment and achievement of certain milestones. The Company recorded this amount within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The Company also entered into holdback agreements with certain employees of WarpStream, pursuant to which the Company issued $7.9 million in restricted Class A common stock and will pay up to an aggregate of $76.2 million in cash (inclusive of the amount held in escrow discussed above). The vesting and payout of the restricted common stock and holdback cash is subject to continued employment over three years and achievement of certain milestones, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. Compensation expense related to the holdback agreements during the three months ended September 30, 2024 was not material. See Note 11 Stockholders’ Equity for further information.

Transaction costs associated with the acquisition incurred during the three months ended September 30, 2024 were not material and were recorded as general and administrative expenses in the condensed consolidated statements of operations. The results of operations of WarpStream included in the Company’s condensed consolidated financial statements since the date of acquisition were not material. Pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

2023 Business Combinations

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

The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company will pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. The Company recognized compensation expense of $4.4 million related to the holdback agreements for both the three months ended September 30, 2024 and 2023, and $13.1 million for both the nine months ended September 30, 2024 and 2023.

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

Transaction costs associated with each of the fiscal 2023 business combinations above were not material during the three and nine months ended September 30, 2024 and 2023 and were recorded as general and administrative expenses in the condensed consolidated statements of operations. From the respective dates of acquisition, the results of operations of the business combinations included in the Company’s condensed consolidated financial statements were not material. Pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

Goodwill

Additions to goodwill were $112.4 million during the nine months ended September 30, 2024. Goodwill as of September 30, 2024 and December 31, 2023 was $164.4 million and $52.0 million, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	September 30, 2024
	Gross	Accumulated Amortization	Net
Developed technology	$10,856	$(2,152)	$8,704
Total	$10,856	$(2,152)	$8,704

	December 31, 2023
	Gross	Accumulated Amortization	Net
Developed technology	$4,056	$(564)	$3,492
Total	$4,056	$(564)	$3,492

Amortization expense was not material for the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2024	$780
2025	1,870
2026	1,870
2027	1,870
2028	1,374
2029	940
Total	$8,704

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

During the three months ended September 30, 2024, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other income (expense), net on the condensed consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs was $1.0 million for both the three months ended September 30, 2024 and 2023, and $2.9 million for both the nine months ended September 30, 2024 and 2023.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(8,817)	(11,687)
Net carrying amount	$1,091,183	$1,088,313

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

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. The letter of credit was reduced to $6.5 million during the nine months ended September 30, 2024. No draws have been made under the letter of credit as of September 30, 2024 and December 31, 2023.

During the nine months ended September 30, 2023, the Company ceased use of certain leased office space. The Company accelerated amortization of the related operating lease right-of-use assets and recognized $15.7 million of lease abandonment charges within restructuring and other related charges in the condensed consolidated statements of operations.

Purchase Obligations

During the nine months ended September 30, 2024, there were no material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of September 30, 2024 and December 31, 2023, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual and the maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of September 30, 2024 and December 31, 2023, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three and nine months ended September 30, 2024 and 2023 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of September 30, 2024 and December 31, 2023, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

10. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Geographic markets:
United States	$152,400	61%	$119,367	60%	$423,056	60%	$337,219	60%
International	97,799	39%	80,814	40%	279,366	40%	226,549	40%
Total revenue	$250,199	100%	$200,181	100%	$702,422	100%	$563,768	100%
Subscriptions and services:
Confluent Platform - License	$24,967	10%	$21,386	11%	$71,292	10%	$60,918	11%
Confluent Platform - PCS(1)	85,110	34%	76,284	38%	246,184	35%	216,591	38%
Confluent Cloud	129,774	52%	91,600	46%	353,979	51%	248,816	44%
Subscription	239,851	96%	189,270	95%	671,455	96%	526,325	93%
Services	10,348	4%	10,911	5%	30,967	4%	37,443	7%
Total revenue	$250,199	100%	$200,181	100%	$702,422	100%	$563,768	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of September 30, 2024, the Company’s RPO was $883.0 million, approximately 65% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months. Actual amounts or timing of revenue recognized may differ due to subsequent contract modifications.

Deferred Revenue

Deferred revenue, including current and non-current balances as of September 30, 2024 and December 31, 2023 was $374.4 million and $353.0 million, respectively. For the nine months ended September 30, 2024 and 2023, revenue recognized from deferred revenue at the beginning of the year was $301.1 million and $254.6 million, respectively.

Accounts Receivable, Net

The unbilled receivables balance included in accounts receivable, net on the condensed consolidated balance sheets was $123.7 million and $64.2 million as of September 30, 2024 and December 31, 2023, respectively.

The Company’s allowance for expected credit losses was not material as of September 30, 2024 and December 31, 2023. Additions to and write-offs against the allowance for expected credit losses were not material for the three and nine months ended September 30, 2024 and 2023.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$119,752	$104,284
Capitalization of contract acquisition costs	37,272	39,574
Amortization of deferred contract acquisition costs	(40,045)	(33,460)
Ending balance	$116,979	$110,398

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	September 30, 2024	December 31, 2023
2014 Stock Plan:
Options outstanding	25,608,053	31,112,073
Restricted stock units outstanding	439,325	1,042,303
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	22,315,063	22,650,063
Remaining shares available for future issuance	45,176,794	37,289,144
2021 Employee Stock Purchase Plan	10,140,696	8,166,130
Total	103,702,431	100,282,213

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

The 2021 ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first trading day of a new purchase period is lower than the fair market value on the offering date, that offering period will terminate and participants will be automatically enrolled in a new 12-month offering period. An ESPP rollover occurred in August 2024, which triggered a new 12-month offering period. The rollover was accounted for as a modification to the original offering and resulted in incremental stock-based compensation expense of $4.3 million to be recognized over the remaining requisite service period.

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2024	37,289,144	31,134,573	$7.98	6.01	$480,766
Increase in authorized shares	15,575,577	-	$-
Stock options exercised	-	(5,047,425)	$7.39
Stock options forfeited or expired	456,595	(456,595)	$14.40
RSUs granted	(11,422,024)	-	$-
RSUs forfeited or cancelled	3,277,502	-	$-
Balance as of September 30, 2024	45,176,794	25,630,553	$7.98	5.23	$319,364
Vested as of September 30, 2024		23,669,716	$7.63	5.19	$303,143
Vested and expected to vest as of September 30, 2024		25,630,553	$7.98	5.23	$319,364

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $103.6 million and $208.1 million for the nine months ended September 30, 2024 and 2023, respectively. No options were granted during the nine months ended September 30, 2024 and 2023.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of September 30, 2024 and December 31, 2023, there were 37,064 and 135,013 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities within accrued expenses and other liabilities and other liabilities, non-current on the condensed consolidated balance sheets until the options vest, at which point they are reclassified to equity. The liabilities for early exercised options subject to repurchase were immaterial as of September 30, 2024 and December 31, 2023.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

RSUs

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2024	23,692,366	$28.44
RSUs granted	11,422,024	$26.46
RSUs vested	(9,082,500)	$28.63
RSUs forfeited or cancelled	(3,277,502)	$29.79
Unvested balance as of September 30, 2024	22,754,388	$27.17

Restricted Common Stock

During the three months ended September 30, 2024, in connection with the WarpStream business combination discussed in Note 7 Business Combinations, the Company issued 397,436 shares of Class A common stock to certain employees of WarpStream. These shares are subject to holdback arrangements, pursuant to which the vesting is subject to continued employment over three years and achievement of certain milestones. The $7.9 million fair value of these shares is accounted for as post-combination stock-based compensation expense using the accelerated attribution method over the requisite service period when it is probable the performance-based vesting condition will be achieved. As of September 30, 2024, all 397,436 shares remained unvested.

Restricted common stock is included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue - subscription	$6,931	$6,171	$20,130	$19,413
Cost of revenue - services	2,286	2,619	7,082	8,521
Research and development	41,702	37,778	121,366	103,213
Sales and marketing	33,020	32,297	100,001	93,673
General and administrative	14,368	10,649	44,157	36,142
Stock-based compensation, net of amounts capitalized	$98,307	$89,514	$292,736	$260,962
Capitalized stock-based compensation	5,108	3,836	15,210	13,568
Total stock-based compensation	$103,415	$93,350	$307,946	$274,530

As of September 30, 2024, there was $582.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.8 years.

12. Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date loss or income for includable jurisdictions before income taxes from recurring operations and adjusting for discrete tax items arising in that interim period.

The Company’s provision for income taxes was $3.0 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and $8.8 million and $4.9 million for the nine months ended September 30, 2024 and 2023, respectively, primarily due to foreign, federal, and state income taxes.

The Company monitors the realizability of the U.S. and U.K. deferred tax assets taking into account all relevant factors. As of September 30, 2024, the Company continued to maintain a full valuation allowance on its U.S. and U.K. deferred tax assets. The Company will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized.

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

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	Class A and Class B Common Stock		Class A and Class B Common Stock
Numerator:
Net loss	$(74,144)	$(92,670)	$(257,011)	$(348,650)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	324,317,971	303,896,632	319,330,398	297,906,112
Net loss per share, basic and diluted	$(0.23)	$(0.30)	$(0.80)	$(1.17)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to the Company’s Class A and Class B common stockholders for the periods presented because the impact of including them would have been anti-dilutive:

	September 30, 2024	September 30, 2023
Stock options	25,630,553	33,170,431
Unvested restricted common stock and early exercised stock options	434,500	187,126
RSUs	22,754,388	22,683,381
ESPP	1,462,262	922,349
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960
Total	61,274,663	67,956,247

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

We are focused on the acquisition of new customers and expanding within our current customers. Our “consumption-oriented” go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka, community downloads, and our enterprise sales force. We acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a commitment contract. Once customers see the benefits of our platform for their initial use cases, we believe that they will expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 5,680 and 4,910 customers as of September 30, 2024 and September 30, 2023, respectively, representing year-over-year growth of 16%. We have experienced significant growth, with revenue of $250.2 million and $200.2 million for the three months ended September 30, 2024 and 2023, respectively, representing year-over-year growth of 25%, and revenue of $702.4 million and $563.8 million for the nine months ended September 30, 2024 and 2023, respectively, representing year-over-year growth of 25%.

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

Key Factors Affecting Our Performance

Developing Innovative, Market-Leading Offerings and Expanding Developer Mindshare

We are focused on delivering market-leading offerings. We believe it is critical for us to maintain our product leadership position and further increase the strength of our brand and reputation to drive revenue growth. We have made significant investments in our data streaming platform to enable customers to stream, connect, process, and govern their data. For example, we significantly re-architected the technologies underlying data in motion, including open source Apache Kafka, with our purpose-built Kora engine, which powers Confluent Cloud to be a fully-managed cloud service. Additionally, our acquisition of immerok GmbH, an Apache Flink stream processing managed services company, enabled us to re-architect Flink as a cloud-native service on Confluent Cloud, while our Stream Governance suite establishes trust in real-time data movement and maintains stream quality, security, and regulatory compliance. We expect our future growth to depend in part on increased customer adoption of our data streaming platform products. While customer adoption of our data streaming platform products remains in early stages, we believe we have a robust opportunity to help our customers realize the benefits of our complete data streaming platform. We intend to continue to invest efficiently in our engineering capabilities, including through acquisitions, and marketing activities to maintain our strong position within the developer community. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering represents an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer users a free cloud trial and a pay-as-you-go arrangement to encourage adoption and expand via new use cases to increase usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our revenue to continue to increase over time. Our Confluent Cloud revenue represented 52% and 46% of our total revenue for the three months ended September 30, 2024 and 2023, respectively, and 51% and 44% for the nine months ended September 30, 2024 and 2023, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations have in the past fluctuated and may continue to fluctuate from period to period due to the usage-based nature of Confluent Cloud, our shift to a consumption-oriented sales model for Confluent Cloud, and varying patterns of customer consumption and adoption trends, including due to impacts from macroeconomic uncertainty and related effects on customer IT spending, as described above.

Growing Our Customer Base

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and increasingly prioritized consumption over commitments, including by creating more self-serve opportunities and realizing our shift to a consumption-oriented sales model for Confluent Cloud, we have broadened our reach of customers and are able to attract a greater array of customers, including those in the earlier stages of data streaming adoption. Our ability to attract new customers will depend on and has historically been impacted by a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities and to focus on consumption over commitments, our ability to enhance our brand and educate potential customers about the benefits and reduced total cost of ownership of our offering compared to alternatives for data in motion, such as Apache Kafka, our ability to effectively and competitively price our offering, our ability to expand features and functionalities of our offering, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, and competitive dynamics in our target markets. We had approximately 5,680 and 4,910 customers as of September 30, 2024 and September 30, 2023, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers, and may fluctuate due to acquisitions, consolidations, spin-offs, and other market activity.

Retaining and Expanding Revenue from Existing Customers

Our business model and future growth are driven by customer renewals and increasing existing customer consumption and subscriptions over time, referred to as land-and-expand. Our ability to retain and expand revenue from existing customers, including through increased consumption of our offering and contractual commitments and renewals, will depend on and has historically been impacted by a number of factors, including market acceptance of our offering compared to data-in-motion alternatives, such as Apache Kafka, pricing of our offering, customer satisfaction, expansion of features and functionalities of our offering, competition, macroeconomic conditions, and overall changes in our customers’ spending levels. In particular, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, resulting in lower consumption expansion from time to time, primarily due to continued customer focus on near-term cloud cost controls and driving efficiencies and resulting impacts on expansion in new use cases. Despite the continuing uncertain economic backdrop and consumption volatility, we believe we have significant opportunities to partner with our customers to help them realize increased value in Confluent in an efficient and sustainable manner, including through expansion of new use cases to drive their strategic goals. While these dynamics are expected to continue to result in reduced consumption expansion over the near term, we believe they can lead to more durable consumption expansion over time.

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

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as (1) with respect to Confluent Platform customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offering, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,346 and 1,185 customers with $100,000 or greater in ARR as of September 30, 2024 and 2023, respectively.

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was 117% as of September 30, 2024, demonstrating our ability to expand within existing customers. Over the near term, we expect our dollar-based NRR to be tempered as a result of our shift to a consumption-oriented sales model for Confluent Cloud. Our dollar-based NRR as of September 30, 2024 was also tempered by, and over the near term is expected to continue to be tempered by, consumption volatility, resulting in reduced consumption expansion from certain customers, as described above under “—Key Factors Affecting Our Performance—Retaining and Expanding Revenue from Existing Customers.” Our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends have experienced and may continue to experience fluctuations across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of revenue from our SaaS offering, which we refer to as Confluent Cloud, and from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS, which we refer to as Confluent Platform. The vast majority of our revenue from Confluent Cloud for the three and nine months ended September 30, 2024 and 2023 was based on usage-based commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. For Confluent Platform, we recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. These arrangements have historically represented an immaterial portion of our subscription revenue.

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

Cost of Services Revenue. Cost of services revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with our professional services and education services, costs of third-party consultants and partners who supplement our services delivery team, and allocated overhead. We expect our cost of services revenue to fluctuate from period to period depending on the timing and delivery of professional services and education services.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Subscription	$239,851	$189,270	$671,455	$526,325
Services	10,348	10,911	30,967	37,443
Total revenue	250,199	200,181	702,422	563,768
Cost of revenue:
Subscription(1)	52,162	44,104	153,380	131,197
Services(1)	11,541	12,445	36,525	41,416
Total cost of revenue	63,703	56,549	189,905	172,613
Gross profit	186,496	143,632	512,517	391,155
Operating expenses:
Research and development(1)	102,720	91,237	306,351	261,804
Sales and marketing(1)	137,968	128,624	402,185	385,018
General and administrative(1)	39,471	31,874	117,344	103,572
Restructuring and other related charges	-	529	-	34,854
Total operating expenses	280,159	252,264	825,880	785,248
Operating loss	(93,663)	(108,632)	(313,363)	(394,093)
Other income, net	22,495	17,529	65,198	50,324
Loss before income taxes	(71,168)	(91,103)	(248,165)	(343,769)
Provision for income taxes	2,976	1,567	8,846	4,881
Net loss	$(74,144)	$(92,670)	$(257,011)	$(348,650)

__________________________________________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue - subscription	$6,931	$6,171	$20,130	$19,413
Cost of revenue - services	2,286	2,619	7,082	8,521
Research and development	41,702	37,778	121,366	103,213
Sales and marketing	33,020	32,297	100,001	93,673
General and administrative	14,368	10,649	44,157	36,142
Total stock-based compensation expense	$98,307	$89,514	$292,736	$260,962

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription	96%	95%	96%	93%
Services	4	5	4	7
Total revenue	100	100	100	100
Cost of revenue:
Subscription	21	22	22	23
Services	5	6	5	7
Total cost of revenue	25	28	27	31
Gross profit	75	72	73	69
Operating expenses:
Research and development	41	46	44	46
Sales and marketing	55	64	57	68
General and administrative	16	16	17	18
Restructuring and other related charges	0	0	0	6
Total operating expenses	112	126	118	139
Operating loss	(37)	(54)	(45)	(70)
Other income, net	9	9	9	9
Loss before income taxes	(28)	(46)	(35)	(61)
Provision for income taxes	1	1	1	1
Net loss	(30)%	(46)%	(37)%	(62)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Subscription	$239,851	$189,270	$50,581	27%
Services	10,348	10,911	(563)	(5)%
Total revenue	$250,199	$200,181	$50,018	25%

Subscription revenue increased by $50.6 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to September 30, 2024. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate, which was 117% as of September 30, 2024. Confluent Cloud and Confluent Platform contributed 54% and 46% of our subscription revenue during the three months ended September 30, 2024, respectively, compared to 48% and 52% during the three months ended September 30, 2023, respectively.

Services revenue decreased by $0.6 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$52,162	$44,104	$8,058	18%
Services	11,541	12,445	(904)	(7)%
Total cost of revenue	$63,703	$56,549	$7,154	13%
Gross profit	$186,496	$143,632	$42,864	30%

	Three Months Ended September 30,
	2024	2023
Gross margin
Subscription	78%	77%
Services	(12)%	(14)%
Total gross margin	75%	72%

Cost of subscription revenue increased by $8.1 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to an increase of $4.0 million in third-party cloud infrastructure costs, an increase of $2.0 million in amortization of internal-use software, and an increase of $1.4 million in personnel-related costs and allocated overhead costs driven by increased headcount.

Cost of services revenue decreased by $0.9 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily due to a decrease in personnel-related costs and allocated overhead costs driven by decreased headcount.

Our subscription gross margin increased primarily due to efficiencies in personnel-related costs offset by a change in our revenue mix toward Confluent Cloud which has a lower gross margin. Our services gross margin decreased primarily due to increased costs related to the delivery of professional services and personnel-related costs decreasing at a lower rate than services revenue.

Research and Development

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$102,720	$91,237	$11,483	13%
Percentage of revenue	41%	46%

Research and development expenses increased by $11.5 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to an increase of $7.9 million in personnel-related costs and allocated overhead costs, and an increase of $2.0 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $3.9 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$137,968	$128,624	$9,344	7%
Percentage of revenue	55%	64%

Sales and marketing expenses increased by $9.3 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to an increase of $5.5 million in personnel-related costs and allocated overhead costs, an increase of $2.0 million in amortization of deferred contract acquisition costs, and an increase of $1.1 million in travel-related costs. The increase in personnel-related costs was mainly driven by an increased headcount and an increase in commissions expense.

General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$39,471	$31,874	$7,597	24%
Percentage of revenue	16%	16%

General and administrative expenses increased by $7.6 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to an increase of $5.8 million in personnel-related costs and allocated overhead costs, and an increase of $1.0 million in acquisition-related costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $3.7 million in stock-based compensation expense.

Restructuring and Other Related Charges

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$-	$529	$(529)	(100)%
Percentage of revenue	0%	0%

Restructuring and other related charges decreased by $0.5 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as our restructuring actions to adjust our cost structure were taken in 2023.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net	$22,495	$17,529	$4,966	28%

Other income, net increased by $5.0 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to higher yields on cash, cash equivalents, and marketable securities.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Loss before income taxes	$(71,168)	$(91,103)	$19,935	(22)%
Provision for income taxes	2,976	1,567	1,409	90%
Effective tax rate	(4.2)%	(1.7)%

The provision for income taxes during the three months ended September 30, 2024 and 2023 was primarily driven by foreign, federal, and state income taxes. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Subscription	$671,455	$526,325	$145,130	28%
Services	30,967	37,443	(6,476)	(17)%
Total revenue	$702,422	$563,768	$138,654	25%

Subscription revenue increased by $145.1 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the nine months ended September 30, 2024. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate, which was 117% as of September 30, 2024. Confluent Cloud and Confluent Platform contributed 53% and 47% of our subscription revenue during the nine months ended September 30, 2024, respectively, compared to 47% and 53% during the nine months ended September 30, 2023, respectively.

Services revenue decreased by $6.5 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$153,380	$131,197	$22,183	17%
Services	36,525	41,416	(4,891)	(12)%
Total cost of revenue	$189,905	$172,613	$17,292	10%
Gross profit	$512,517	$391,155	$121,362	31%

	Nine Months Ended September 30,
	2024	2023
Gross margin
Subscription	77%	75%
Services	(18)%	(11)%
Total gross margin	73%	69%

Cost of subscription revenue increased by $22.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to an increase of $13.8 million in third-party cloud infrastructure costs, an increase of $5.2 million in amortization of internal-use software, and an increase of $3.0 million in software license costs.

Cost of services revenue decreased by $4.9 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily due to a decrease of $5.0 million in personnel-related costs and allocated overhead costs driven by decreased headcount and a decrease of $1.4 million in stock-based compensation expense.

Our subscription gross margin increased primarily due to efficiencies in personnel-related costs, offset by a change in our revenue mix toward Confluent Cloud which has a lower gross margin. Our services gross margin decreased primarily due to personnel-related costs decreasing at a lower rate than services revenue.

Research and Development

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$306,351	$261,804	$44,547	17%
Percentage of revenue	44%	46%

Research and development expenses increased by $44.5 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to an increase of $30.3 million in personnel-related costs and allocated overhead costs, an increase of $9.6 million in software license costs, and an increase of $3.0 million in third-party cloud infrastructure costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $18.2 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$402,185	$385,018	$17,167	4%
Percentage of revenue	57%	68%

Sales and marketing expenses increased by $17.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to an increase of $6.7 million in personnel-related costs and allocated overhead costs, an increase of $6.6 million in amortization of deferred contract acquisition costs, an increase of $2.5 million in travel-related costs, an increase of $1.6 million in marketing and event expenses, an increase of $1.4 million in payroll taxes related to stock-based compensation, offset by a decrease of $3.2 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by increased headcount, a $6.3 million increase in stock-based compensation expense, and an increase in commissions expense.

General and Administrative

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$117,344	$103,572	$13,772	13%
Percentage of revenue	17%	18%

General and administrative expenses increased by $13.8 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to an increase of $12.8 million in personnel-related costs and allocated overhead costs, and an increase of $2.1 million in professional services fees, offset by a decrease of $1.6 million in insurance premium costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $8.0 million in stock-based compensation expense.

Restructuring and Other Related Charges

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$-	$34,854	$(34,854)	(100)%
Percentage of revenue	0%	6%

Restructuring and other related charges decreased by $34.9 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as our restructuring actions to adjust our cost structure and real estate footprint were taken in 2023.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net	$65,198	$50,324	$14,874	30%

Other income, net increased by $14.9 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to higher yields on cash, cash equivalents, and marketable securities.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Loss before income taxes	$(248,165)	$(343,769)	$95,604	(28)%
Provision for income taxes	8,846	4,881	3,965	81%
Effective tax rate	(3.6)%	(1.4)%

The provision for income taxes during the nine months ended September 30, 2024 and 2023 was primarily driven by foreign, federal, and state income taxes. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

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

As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,859.5 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments primarily related to our office space.

We have generated significant operating losses and negative cash flows from operations. As of September 30, 2024, we had an accumulated deficit of $1,901.2 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(1,751)	$(115,892)
Net cash used in investing activities	$(85,226)	$(92,943)
Net cash provided by financing activities	$60,302	$91,398

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

Cash used in operating activities of $1.8 million for the nine months ended September 30, 2024 primarily consisted of our net loss of $257.0 million, adjusted for non-cash charges of $326.7 million, and net cash outflows of $71.4 million from changes in our operating assets and liabilities, net of the effects of a business combination. Our non-cash charges included $292.7 million of stock-based compensation expense, net of amounts capitalized, $40.0 million of amortization of deferred contract acquisition costs, and $15.9 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by $29.6 million of net accretion of discounts on marketable securities. The main drivers of the changes in operating assets and liabilities were a $50.2 million increase in accounts receivables due to overall growth of our sales as well as timing of billings and collections, a $37.3 million increase in deferred contract acquisition costs due to our sales, and a $7.2 million decrease in accrued expenses and other liabilities due to purchases under our employee stock purchase plan and timing of accruals and payments, partially offset by a $21.3 million increase in deferred revenue corresponding with our increased sales.

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

Cash Flows from Investing Activities

Cash used in investing activities of $85.2 million for the nine months ended September 30, 2024 was primarily due to purchases of marketable securities of $1,172.4 million, cash paid for a business combination, net of cash acquired of $115.5 million, and capitalized internal-use software development costs of $16.0 million, partially offset by proceeds from maturities and sales of marketable securities of $1,222.8 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities of $60.3 million for the nine months ended September 30, 2024 was due to $36.3 million in proceeds from the issuance of common stock upon exercises of stock options and $24.0 million in proceeds from the issuance of common stock under our employee stock purchase plan.

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

Interest Rate Risk

As of September 30, 2024, we had $1,859.5 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, and U.S. treasury securities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of September 30, 2024.

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

Our revenue was $777.0 million, $585.9 million, and $387.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, and $702.4 million and $563.8 million for the nine months ended September 30, 2024 and 2023, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offering, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated a net loss of $442.7 million, $452.6 million, and $342.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, and $257.0 million and $348.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1,901.2 million. While we have experienced significant revenue growth in certain recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offering, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption and consumption, expand the use and consumption of our offering by existing customers, successfully shift to a consumption-oriented sales model for Confluent Cloud, support international expansion, and implement additional systems and processes to effectively scale operations. Also, we have faced, and will continue to face, increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. To the extent we are able to successfully increase the percentage of our revenue attributable to Confluent Cloud, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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

Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including high interest rates, bank failures, international trade relations, political turmoil, potential U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, high inflation rates in the United States have in the past, and could in the future, result in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility has adversely affected and may continue to adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and expect to continue to experience longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, lower consumption from some of our larger enterprise customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine and in the Middle East. We have operations and customers in Israel, and many of our customers in other regions have substantial operations and customers in Israel. We believe the uncertainty and disruption resulting from the conflict has negatively impacted certain of these customers and their consumption of our offering. Our growth, business, and results of operations could be further negatively impacted if the current armed conflict in the Middle East continues, worsens or expands to other nations or regions, including if our customers are harmed and reduce their engagement with or consumption of Confluent. Actual or potential U.S. federal government shutdowns have also resulted in uncertainty and disruption for certain of our customers, which have negatively impacted and may continue to negatively impact their consumption of our offering. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or other period when IT budgets are growing at a slower rate or contracting growth, these customer dynamics may be exacerbated. These customer dynamics have had and may continue to have negative impacts on our revenue, business, and results of operations and have resulted and may in the future result in strategic changes in our focus on growth versus operating efficiency, margin improvements, and profitability. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

We derive substantially all of our revenue from our data-in-motion offering. Failure of our offering to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from sales of, and additional services related to, our data-in-motion offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing more features and functionality for our offerings and our data streaming platform, or DSP, to, among other things, enable customers to stream, connect, process, and govern their data. For example, we acquired WarpStream Labs, Inc., or WarpStream, in September 2024 and added their bring-your-own-cloud, or BYOC, data streaming solution to our offering. Our growth will depend in large part on enabling additional use cases for our customers after they initially adopt our offering, ranging from industry-specific use cases, including generative AI, or GenAI, use cases, to use cases generated by the network effects of connecting multiple applications within an enterprise. While we have recently expanded on our DSP capabilities enabling customers to stream, connect, process, and govern their data, our future growth is dependent on continued customer expansion of these and additional capabilities and use cases for our data streaming platform. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our offering as a preferred data streaming platform, particularly when compared to open source alternatives developed internally by customers. As such, market adoption of our offering is critical to our continued success. Demand for our offering has been and will continue to be affected by a number of factors, including market acceptance of our offering, customers’ perception of the value of our offering compared to alternatives, including open source alternatives, use case expansion by existing customers and potential new customers, effectiveness of our sales and marketing strategy and team, the extension of our offering to new applications and use cases, the timing of development and release of new offerings by us and our competitors, technological change, growth or contraction of the market in which we compete, customers focusing on cloud cost efficiencies and prioritizing cash flow management, and customer information technology spending budgets, which may be reduced during periods of high inflation or in recessionary or uncertain economic environments and may be impacted by geopolitical events such as the ongoing conflicts around the world. Failure to successfully address these factors, satisfy customer demands, achieve continued market acceptance over competitors, including open source alternatives, and achieve growth in sales of our offering would harm our business, results of operations, financial condition, and growth prospects.

We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.

While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 52% and 61% of our subscription revenue for the years ended December 31, 2023 and 2022, respectively, and 47% and 53% of our subscription revenue for the nine months ended September 30, 2024 and 2023, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We intend to continue investing significantly in Confluent Cloud, and if it fails to achieve further market adoption or increased consumption, including following our shift to a consumption-oriented sales model for Confluent Cloud, our growth, business, results of operations, and financial condition could be harmed.

We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service. We have less experience marketing, determining pricing for, and selling Confluent Cloud. As a result, our shifts in sales strategy focused on customer acquisition for Confluent Cloud and a consumption-oriented sales model have resulted and could continue to result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to Confluent Cloud, given that subscriptions to Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud also involves landing customers at low entry points, including starting with our free Confluent Cloud trial and with pay-as-you-go, which have no commitments. There can be no assurance that such free users will enter into commitments with us, or that customers will expand their existing commitments or ramp their usage of Confluent Cloud, even following our shift in our sales strategy to a consumption-oriented model. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all. The growth rate of our Confluent Cloud revenue is also expected to fluctuate over time, including due to the usage-based nature of Confluent Cloud, customer adoption trends, and our shift to a consumption-oriented sales model for Confluent Cloud. Additionally, due in part to our shift to a consumption-oriented sales model, new customers acquired this year tend to have lower initial consumption, which may negatively impact our revenue, growth rates, consumption forecasts, and results of operations. The success of this shift will depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offering, and managing expected reductions in commitments for Confluent Cloud. We also believe certain customers are reluctant to make large and long-term commitments for Confluent Cloud, which has led to historical misalignment between our focus on upfront commitments and customer preferences and was a factor in the shift in our sales strategy to a consumption-oriented sales model. Growth of Confluent Cloud consumption may be harmed if we do not manage these factors effectively in shifting our sales model to be oriented toward consumption. Our business and growth will also be negatively impacted if we do not experience the expected benefits from our shift to a consumption-oriented sales model during or following its implementation, including if we continue experiencing headwinds on consumption, use case expansion or adoption of Confluent Cloud due to other factors. To expand usage of and our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, increase customer awareness and adoption of our data streaming platform products, successfully demonstrate the value of Confluent Cloud over alternatives, including open source alternatives, successfully partner with customers to help them realize increased value in our offering in an efficient and sustainable manner for consumption expansion over time, particularly in uncertain macroeconomic environments and with continuing customer focus on cloud cost controls and increased efficiency, cultivate relationships with potential customers in key industries and sectors, rapidly convert the sales pipeline into new customers and continue to expand and improve the productivity and incentive alignment of our sales and marketing organization. Continuing consumption volatility, including due to customer focus on cloud cost controls and increased efficiency, and our efforts in response will likely result in reduced consumption expansion over the near term.

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
•
the availability of our offering, including in multiple public clouds, for use in private clouds, in on-premise data centers, and customers' own cloud environments;
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

•
changes in actual and anticipated growth rates of our revenue, customers, and key business metrics, including due to changes in methodology for calculating certain of our key business metrics;
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
•
the effects of acquisitions and their integration, including our acquisition of WarpStream;
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

The calculation methodology of our key metrics, including adjustments in methodologies from time to time, may also result in fluctuations in period-over-period results that may not be indicative of our long-term performance or that result in differing interpretations of trends in our business. For example, commencing with the first quarter of 2023, we began calculating ARR with respect to Confluent Cloud customers by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period, which impacted our methodology for NRR and customers over $100,000 in ARR as well. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics.” While we believe this change in ARR methodology better aligns with how our management assesses ARR internally and better reflects actual customer behavior, it assumes Confluent Cloud consumption trends over 12-month periods based on three months of actual consumption, which does not account for future fluctuations and unpredictability in consumption rates or reflect trends in the growth or contraction of subscriptions over time. Further, we have experienced fluctuations in NRR and, as Confluent Cloud’s contribution to our revenue continues to increase, we expect to continue to experience increased volatility in NRR as our customers’ consumption trends may vary significantly across quarters for various reasons, including due to periodic customer focus on IT spend and usage efficiencies, uncertainty in expected consumption ramp of a customer, our prioritization of consumption over commitment for Confluent Cloud, and pricing of Confluent Cloud, as well as external factors such as macroeconomic uncertainty and its effects on customers’ IT spending and customers’ organizational and business changes. As a result, our short-term NRR trends may be less indicative of longer-term timing and pace of Confluent Cloud customer expansion.

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

Our revenue mix is varied based on the revenue recognition principles applicable to our offering. We recognize a portion of revenue from sales of subscriptions to Confluent Platform up front when our term-based license is delivered. The remainder, constituting post-contract customer support, maintenance, and upgrades, referred to together as PCS, comprises the substantial majority of the revenue and is recognized ratably over the subscription term. Customers may use Confluent Cloud either without a commitment contract, which we refer to as pay-as-you-go, or on a usage-based commitment contract of at least one year in duration. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based commitments are billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. Historically, our Confluent Cloud sales have been individually smaller, with varied usage levels from such customers over time, which may continue as we target small to medium-sized companies as part of our sales strategy for Confluent Cloud. However, larger Confluent Cloud sales, including those with terms over one year, may also result in greater variations in usage levels due to the timing and size of those commitments. In addition, we have experienced and expect to continue to experience an increased contribution from Confluent Cloud to our revenue mix. Macroeconomic impacts have caused, and may continue to cause, longer sales cycles compared to prior periods. We have also experienced continuing Confluent Cloud consumption volatility from larger enterprise customers. As a result, there may be fluctuations in revenue period over period as revenue is dependent on varying patterns of customer consumption and timing of sales and renewals of Confluent Platform, which can result in larger upfront revenue recognition upon delivery of the term-based licenses, as well as revenue mix. In addition, we may experience fluctuations in margins as a result of high cloud infrastructure costs resulting from increased Confluent Cloud sales. Future fluctuations in our revenue and results across periods, including due to further changes in our revenue mix, may make it difficult to assess our future growth and performance.

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

To remain competitive, we need to continuously modify and enhance our offering to adapt to changes and innovation in existing and new technologies. We expect that we will need to continue to differentiate our data-in-motion platform capabilities, as well as expand and enhance our platform to support a variety of adjacent use cases. This development effort will require significant engineering, sales, and marketing resources. For instance, with the increasing prominence of new technology like artificial intelligence, we may be required to commit significant resources to developing new products, capabilities and features. Customer adoption of our products, capabilities, or features may also lag our investments as customers scrutinize their spend relating to these technologies. Any failure to effectively offer solutions for these adjacent use cases could reduce customer demand for our offering. Further, our offering must also integrate with a variety of network, hardware, mobile, cloud, and software platforms and technologies, and we need to continuously modify and enhance our offering to adapt to changes and innovation in these technologies. This development effort may require significant investment in engineering, support, marketing, and sales resources, all of which would affect our business and results of operations. Any failure of our offering to operate effectively with widely adopted, future data infrastructure platforms, applications, and technologies would reduce the demand for our offering. In addition, the landscape of data and infrastructure will be impacted by the adoption of artificial intelligence in ways that are currently unforeseeable and that could have significant risks and opportunities for our business. If we are unable to respond to evolving customer needs, requirements, or preferences in a cost-effective manner, our offering may become less marketable and less competitive or obsolete, and our business, financial condition, and results of operations could be adversely affected.

The market for our offering may develop more slowly or differently than we expect.

It is difficult to predict customer adoption rates, consumption, and demand for our offering, the entry of competitive products or the future growth rate and size of the data infrastructure market. The expansion of this market depends on a number of factors, including the cost, performance, and perceived value associated with data infrastructure platforms as an alternative or supplement to legacy systems such as traditional databases, as well as the ability of platforms for data in motion to address heightened data privacy and security concerns. If we have a security incident or third-party cloud service providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for products as a whole, including our offering, may be negatively affected. In addition, many of our potential customers have made significant investments in alternative data infrastructure platforms and may be unwilling to invest in new products, such as our offering. If data-in-motion technology does not achieve market acceptance, including from rapidly evolving markets or industries, such as GenAI, or there is a reduction in consumption or demand caused by a lack of customer acceptance, technological challenges, economic conditions, data privacy and security concerns, governmental regulation, competing technologies and products, decreases in information technology spending or otherwise, the market for our offering might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition, and results of operations.

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

Additionally, we generally contract with government customers through the indirect sales channel (i.e., resellers and distributors). Accordingly, a large majority of our revenue from public sector customers comes from a small number of distribution and resale partners. This concentration presents a risk of lost revenue in the case of a partner’s bankruptcy, a dispute, nonpayment, or other business disruptions, as well as a risk of loss of access to certain public sector customers if a partner shuts down for any reason, or is suspended or debarred from government contracting in the event of their noncompliance with their own contractual and regulatory requirements. The loss of a reseller with which we do a substantial amount of business, together with our inability to replace them, could negatively impact our business, growth, financial condition and results of operations.

Acquisitions, strategic investments, joint ventures, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business and culture, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, technologies, or technical know-how that we believe could complement or expand our platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, we acquired WarpStream in September 2024 and added their BYOC data streaming solution to our offering. Further, the proceeds we received from the IPO and our convertible notes offering increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. We may also have difficulty establishing our company values with personnel of acquired companies, which may negatively impact our culture and work environment. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions have in the past resulted and could in the future result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act, or CCPA, imposes several obligations on covered businesses, including requiring specific disclosures in privacy notices related to a business’s collection, use, and sharing of personal information, implementing new operational practices, and honoring requests from California residents to exercise certain privacy rights related to their personal information. The CCPA contains civil potential penalties for noncompliance of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, which became effective January 1, 2023, expands the CCPA’s requirements including by applying to personal information of business representatives and employees and establishing a new California Privacy Protection Agency to implement and enforce the law. As of September 2024, at least 12 more states have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, including at least three additional states in 2024, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, pursuant to various data privacy and security laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences.

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

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, data privacy laws including the EU GDPR, UK GDPR, and CCPA increasingly require companies to impose specific contractual restrictions on their service providers or processors. In addition, customers that may use certain of our offerings to process protected health information may require us to sign business associate agreements that subject us to the data privacy and security requirements under the U.S. Health Insurance Portability and Accountability Act of 1996 and the U.S. Health Information Technology for Economic and Clinical Health Act, as well as state laws that govern the data privacy and security of health information. Our customers’ increasing data privacy and security requirements also increase the cost and complexity of ensuring that the third parties we rely on to operate our business and deliver our services can meet these standards. If we or our vendors are unable to meet our customers’ demands or comply with the increasingly stringent legal or contractual requirements they impose on us relating to data privacy and security, including requirements based on updated Standard Contractual Clauses, we may face increased legal liability, customer contract terminations and reduced demand for our services.

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

As of September 30, 2024 and December 31, 2023, we had 1,346 customers and 1,229 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offering and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offering, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of the evaluation and purchasing approval processes. Since the process for deployment, configuration, and management of our offering is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offering. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions or usage commitments. In certain circumstances, an enterprise customer’s decision to use our offering may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offering. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offering on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment.

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

To increase our revenue, we must continue to generate market acceptance of our brand and attract new customers and expand our potential customer and sales pipeline. Our success will depend to a substantial extent on the widespread adoption of our offerings and our DSP, including its capabilities to enable customers to stream, connect, process, and govern their data, as an alternative to competing solutions, including open source alternatives. In addition, as our market matures, our offering evolves, and competitors introduce lower cost or differentiated products that compete with our offering, our ability to sell our offering could be impaired. Similarly, our sales efforts could be adversely impacted if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our offering or if they prefer to purchase competing products that are bundled together with other types of products, such as data infrastructure platforms offered by public cloud providers. Our existing sales and marketing strategies for new customer acquisition may also be unsuccessful. For example, we offer free, limited evaluation and developer usage of Confluent Platform and free introductory usage of Confluent Cloud to encourage awareness, usage, familiarity, and adoption, and a pay-as-you-go arrangement for Confluent Cloud without usage commitments. If we are unable to successfully convert these free users into paying customers, or convert pay-as-you-go customers into customers with usage-based commitments, we will not realize the intended benefits of this marketing and adoption strategy. Additionally, our success depends in part on the adoption and expanded use of our offering by customers who are subject to rapidly evolving rules, regulations, and industry standards or are in new or emerging markets, such as GenAI, which may impact our ability to generate market acceptance of our offering or cause market acceptance of our offering to develop more slowly than we expect. As a result of these and other factors, we may be unable to attract new customers or expand our potential customer and sales pipeline, which may have an adverse effect on our business, financial condition, and results of operations.

Our business depends on our existing customers renewing their subscriptions and usage-based commitments, purchasing additional subscriptions and usage-based commitments, and expanding their use of our offering.

Our future success depends in part on our ability to expand our customers’ use of our offering into additional use cases, our customers renewing their subscriptions and usage-based commitments, and our ability to develop our offering for additional use cases and applications. The terms of our subscriptions and usage-based commitments are primarily one year in duration. Our customers have no obligation to renew after the expiration of the applicable term. In order for us to maintain or improve our results of operations, it is important that our customers enter into relationships with us that increase in value over time, and renew and expand their subscriptions with us, including through the use of our offering for additional use cases and applications. Although we seek to increase our revenue through expanded use of our offering by customers in additional use cases, we may not be successful in such efforts. Our dollar-based net retention rate has historically declined or fluctuated, and may further decline or fluctuate, as a result of a number of factors, including loss of one or more customers, the timing and size of any such losses, including as a result of a customer not renewing, business strength or weakness of our customers, customer usage of our offering, customer satisfaction with the capabilities of our offering and our level of customer support, our prices, the capabilities and prices of competing products, decisions by customers to use open source alternatives, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including high interest rates and inflation, currency exchange rate fluctuations, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, as some customers transition from Confluent Platform to Confluent Cloud, our dollar-based net retention rate may decline or fluctuate, at least in the short term, as those customers replace subscriptions to Confluent Platform with usage-based commitments. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of competing products, internally developed or managed solutions, including those based on Apache Kafka or other open source alternatives, mergers and acquisitions of our customers, and global economic conditions. These factors have been and may continue to be exacerbated as our customer base of larger enterprises continues to grow, which may require increasingly sophisticated and costly sales efforts, if large enterprises further develop internal capabilities, as our customer base matures, and if a recessionary or uncertain economic environment negatively impacts our customer base’s information technology budgets. In addition, a strengthening of the U.S. dollar could increase the real cost of our offering to our customers outside of the United States, which could result in loss of customers or reduced usage of our offering. If our customers do not renew their subscriptions and/or usage-based commitments, expand their use of our offering, and purchase additional products from us, our revenue may decline and our business, financial condition, and results of operations may be harmed.

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

We outsource all of the infrastructure relating to Confluent Cloud to AWS, Azure, and GCP, as selected by our customers. Customers of our Confluent Cloud service need to be able to access our service at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Our Confluent Cloud service depends on the ability of the cloud infrastructure hosted by these third-party providers to allow for our customers’ configuration, architecture, features, and interconnection specifications, as well as secure the information stored in these virtual data centers, which is transmitted through third-party internet service providers. Any limitation on the capacity of our third-party hosting providers, including due to technical failures, natural disasters, fraud, or security attacks, could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, and results of operations. In addition, our third-party cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions at these providers. Any incident affecting our providers’ infrastructure, including any incident that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, and other similar events beyond our control could negatively affect our Confluent Cloud service. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. A prolonged service disruption affecting our service for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party cloud services we use. Features and functionality for Confluent Cloud may also not be available on the same basis or at all on one or more infrastructure platforms, which may hinder adoption of Confluent Cloud, reduce usage, and harm our brand, business, and results of operations. Additionally, such third-party providers either have or may develop competing products to Confluent Cloud, which may impact our ability to partner with them effectively. Any of the above circumstances or events may harm our reputation, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, and otherwise harm our business, results of operations, and financial condition.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. We have experienced attrition among sales personnel, and may experience increased attrition or retention difficulties among our sales personnel as we reorient our sales motion and sales incentives in connection with our shift to a consumption-oriented sales model for Confluent Cloud. Increased attrition or retention difficulties and related challenges to ramped capacity have negatively impacted and may continue to negatively impact our growth, and may negatively impact employee morale or cause execution risks for our shift to a consumption-oriented sales model, any of which may harm our growth, business, results of operations, or financial condition. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, inflationary pressures, or stress over economic or geopolitical events such as those the global market is currently experiencing, may result in employee attrition. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, experiences significant volatility, or increases such that current and prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Additionally, in order to retain our existing employees and manage potential attrition, including as a result of stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we have issued and may in the future issue additional equity awards, which could negatively impact our results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 40% of our revenue for both the nine months ended September 30, 2024 and the year ended December 31, 2023. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2024, approximately 45% of our full-time employees were located outside of the United States, with 18% and 8% of our full-time employees located in India and the UK, respectively. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The process of compiling the system and process documentation necessary to perform the evaluation required under Section 404 is costly and challenging. We have established an internal audit group, and as we continue to grow, we have hired, and may continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2024, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 73.1% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 7.3% of our outstanding classes of common stock as a whole, but controls approximately 22.0% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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

Future transfers or voluntary conversions by holders of shares of Class B common stock will generally result in those shares converting to shares of Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. Certain permitted transfers, as specified in our amended and restated certificate of incorporation, will not result in shares of Class B common stock automatically converting to shares of Class A common stock, including certain estate planning transfers as well as transfers to our founders or our founders’ estates or heirs upon death or incapacity of such founder. If, for example, Mr. Kreps (or family trusts to which he has or were to transfer shares of Class B common stock) retain a significant portion of his holdings of Class B common stock for an extended period of time, he (or such trusts) could, in the future, control a majority of the combined voting power of our Class A common stock and Class B common stock. As a board member, Mr. Kreps owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Kreps is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

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

In addition, as of September 30, 2024, up to 26,047,378 shares of our Class B common stock and up to 22,337,563 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 55,317,490 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, many of our employees have elected to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, officers and directors under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we have in the past and may in the future acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities.

In connection with our acquisition of WarpStream Labs, Inc. (“WarpStream”), in September 2024, we issued a total of 529,912 shares of our Class A common stock, valued at approximately $11 million based on our volume-weighted average trading price for the 30 trading days ending on and including the second trading day immediately preceding the date of issuance, as consideration to certain employees of WarpStream (the “Equity Consideration”). A portion of the Equity Consideration that was issued to the applicable WarpStream employees (the “Restricted Shares”) are subject to holdback agreements pursuant to which the Restricted Shares vest over three years, subject to each individual’s continued employment with us and achievement of certain milestones.

The above securities were issued in transactions not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder).

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

(c) Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Edward Jay Kreps - Chief Executive Officer	Adoption	8/15/2024	X		Up to 2,243,328	2/27/2026
Erica Schultz - President, Field Operations	Adoption	8/15/2024	X		Up to 1,153,477(1)	11/18/2025
Rohan Sivaram - Chief Financial Officer	Adoption	9/12/2024	X		Up to 204,163(2)	12/31/2025
Kong Phan - Chief Accounting Officer	Adoption	9/12/2024	X		Up to 80,158 + TBD(3)	12/13/2025
Lara Caimi - Director	Termination(4)	9/12/2024	X		Up to 80,399	2/21/2025
Lara Caimi - Director	Adoption(4)	9/12/2024	X		Up to 74,012	12/13/2025
Jonathan Chadwick - Director	Adoption	9/9/2024	X		Up to 137,500(5)	12/5/2025
Neha Narkhede - Director	Adoption	9/13/2024	X		Up to 386,300	12/13/2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) The shares that may be sold under the Rule 10b5-1 trading plan may be (a) reduced by the number of shares sold to satisfy tax withholding obligations upon vesting of certain restricted stock units covered by the plan, pursuant to Confluent’s non-discretionary sell-to-cover requirement, and (b) reduced by any shares sold in accordance with an existing plan prior to its expiration on November 15, 2024.

(2) The shares that may be sold under the Rule 10b5-1 trading plan may be reduced by any shares sold in accordance with an existing plan prior to its expiration on December 13, 2024.

(3) The shares that may be sold under the Rule 10b5-1 trading plan will (a) include up to 100% of the shares of our Class A Common Stock that Mr. Phan may purchase under our 2021 Employee Stock Purchase Plan on or around August 15, 2025, which number of shares is not yet determinable, and (b) be reduced by the number of shares sold to satisfy tax withholding obligations upon vesting of certain restricted stock units covered by the plan, pursuant to Confluent’s non-discretionary sell-to-cover requirement.

(4) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on December 11, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(5) The shares that may be sold under the Rule 10b5-1 trading plan may be reduced by any shares sold in accordance with an existing plan prior to its expiration on November 22, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	10-Q	001-40526	3.2	5-3-2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date:	October 30, 2024

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rohan Sivaram
Name:	Rohan Sivaram
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Kong Phan
Name:	Kong Phan
Title:	Chief Accounting Officer
(Principal Accounting Officer)