Form 10-K
period 2024-12-31
Confluent, Inc.
filed 2025-02-18
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of common stock on the Nasdaq Global Select Market on June 30, 2024, was approximately $7,282.4 million.

As of February 4, 2025, there were 272,936,813 shares of the Registrant’s Class A common stock and 61,079,193 shares of the Registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2024.

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
•
our ability to increase consumption of our offerings and expand features and functionalities;
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
•
the costs and success of our sales and marketing efforts, including following our shift to a consumption-oriented sales model for Confluent Cloud, and our ability to promote our brand;
•
our growth strategies for, and market acceptance of, our Data Streaming Platform, as well as our ability to execute such strategies;
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

PART I

Item 1. Business

Overview

Confluent is pioneering the Data Streaming Platform category, setting data in motion to power the world’s real-time operations and analytics. We have established a new category of data infrastructure and built a comprehensive platform that enables organizations to stream, connect, process, and govern data in motion across their entire enterprise. The Data Streaming Platform is designed to serve as the intelligent connective tissue linking all of the applications, systems, and data layers within the company into a single central nervous system of real-time streams of data. The Data Streaming Platform is emerging as one of the most strategic parts of the next-generation technology stack, enabling modern companies to serve their customers, improve their offerings, outpace their competition, and win in a digital-first and AI-powered world.

The Data Streaming Platform delivers four key capabilities, Stream, Connect, Process, and Govern, that reinforce each other to create a comprehensive platform for data in motion. Streaming is the foundation, enabling data to continuously move in real-time to power modern business operations and applications. As companies implement more and more data streams, they must connect a growing number of systems, applications, and data sources with the ultimate goal of building a complete network that spans the entire technology stack of the company. Once the network of connected systems and applications begins to grow, companies increasingly need to process data in real-time in order to transform, clean, and augment the data as it moves from one system to another. Finally, as the scale and scope of streaming increases, companies need to govern these data assets to ensure they are discoverable, secure, compliant, and trustworthy as they power a growing number of critical applications within the company. Our Data Streaming Platform is designed to fulfill all of these customer needs in a comprehensive and integrated way.

Confluent is operating at the convergence of three major industry trends that we believe will drive continued adoption of the Data Streaming Platform. First, open source technologies like Apache Kafka®, Apache Flink®, Apache Iceberg®, and Delta Lake have matured into enterprise-ready standards with widespread adoption that drive a virtuous cycle of technical expertise, community contributions, and proven production deployments. Second, as organizations continue to invest in sophisticated analytical capabilities across data warehouses, data lakes, and analytics engines, the need for real-time, reusable data assets that can power both analytics and operations continues to grow. Third, the emergence of generative artificial intelligence (“AI”) and event-driven autonomous agents will elevate the importance of real-time, contextual data that can power these systems’ ability to make decisions and drive business outcomes. We believe each of these trends represents a significant opportunity for the Data Streaming Platform.

Our open source roots are a key driver of our go-to-market success. The foundation of our platform includes multiple open source technologies that have become the standard for data in motion. Apache Kafka, originally created by our founders while at LinkedIn in 2011, introduced a new paradigm of data processing and has become the industry standard for data streaming, estimated to be used by over 80% of the Fortune 500. Modern applications are expected to integrate with Kafka, and the technical skill set for Kafka has become a critical requirement in the industry. We have expanded our technological foundation to include Apache Flink, supported by the acquisition of immerok GmbH, a managed services company focused on Flink stream processing. We have also expanded to include support to materialize data streams into open table formats like Apache Iceberg and Delta Lake, which have rapidly become the standard for numerous analytics compute engines. This powerful combination of technologies allows companies to unify data across their operational and analytical domains in a single platform. The developer community understands the benefits of a complete Data Streaming Platform and software developers within our prospective customers’ engineering and IT departments are often very familiar with our underlying technology and value proposition and evangelize on our behalf.

Confluent is pioneering this fundamentally new category. Our offerings are designed to act as the nexus of real-time data from every source, allowing it to stream across the organization and enabling applications to harness it to power real-time customer experiences and data-driven business operations. Our offerings include a fully-managed, cloud-native SaaS offering available on all major cloud providers, a Bring Your Own Cloud (“BYOC”) offering where management responsibilities are shared between Confluent and the customer, and an enterprise-ready, self-managed software offering. Our cloud-native offering works across multi-cloud and hybrid infrastructures and supports a variety of deployment models to support diverse customer requirements, delivering massive scalability, elasticity, security, and global interconnectedness, enabling agile development.

Confluent has built an operationalized customer journey, which we call our Data in Motion Journey, that ties together product features, go-to-market efforts, and customer success capabilities. This progression helps take customers from their initial experiments with the technology to organization-wide adoption as one of their most critical data platforms. This starts by landing use cases in a high volume, low-friction manner while projects are still being conceived and the architecture of the solution is being designed. Awareness and use of our offerings begin even before our sales efforts, given the widespread adoption of Apache Kafka by developers and the self-service adoption made possible with our cloud product and community downloads. Our enterprise sales force takes these initial engagements and helps users progress to production use cases and paying customers either on a pay-as-you-go model or with a committed contract. Once customers see the benefits of our product for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers on this journey. This expansion is helped by a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more applications and systems are connected, and more data is added. Over time, by enabling data in motion across the organization, Confluent can become the central nervous system for their entire organization, allowing data to be captured and processed as it is generated in real-time across hundreds of teams, systems, and applications throughout the company.

Customers who have deployed Confluent often see faster time-to-market along with substantial cost savings versus similar deployments using only open source technologies or a competing offering, with key categories of savings across infrastructure spend, development and operational resources required, and costs associated with downtime and security breaches. We have heavily invested in enterprise-ready features that complete and extend open source Apache Kafka and Apache Flink by simplifying the infrastructure, extending compatibility to the surrounding data ecosystem, and ensuring security and reliability at scale. As a result, companies who utilize Confluent as their central nervous system are able to avoid many of the steps that would normally be required to develop a complex data streaming system at scale and may simply leverage Confluent’s fully managed, pre-built, and enterprise-grade features. This allows customers to spend less time building core features from scratch, and devote fewer engineering hours to operations and maintenance.

Our Solution

Confluent is pioneering the Data Streaming Platform, a fundamentally new category of data infrastructure focused on data in motion for developers and enterprises alike. The data required to power the real-time experiences today’s customers demand is stuck in a data mess - an increasingly complex web of batch-oriented, custom code integrations across a growing number of systems, apps, and databases. Confluent’s Data Streaming Platform is designed to allow customers to stream, connect, process, and govern all of their data, and make it available wherever it’s needed, however it’s needed, in real-time. Data moves through this platform, and pipelines are built to shape and deliver the data in real-time, to any destination. Confluent helps transform your data mess of silos and batch processes into a system of data in motion, so you can create real-time experiences faster, safer, and more cost-effectively than ever.

Our offerings enable real-time streaming across the organization in a fast, safe, and cost-effective manner. Confluent works to eliminate the operational and infrastructure burdens associated with data streaming across any deployment - cloud, on-premise, or hybrid - and empowers developers and architects to redirect their focus from the tactical challenges of streaming data, to actual innovation in their business. Our Data Streaming Platform connects and unlocks your enterprise data from source systems - wherever they reside - and serves it as continuously streamed, processed, and governed data products. These real-time data products are designed to be valuable, trustworthy, and reusable, and ensure data is used in a consistent manner everywhere it’s needed. We believe that, over time, Confluent can become the central nervous system for modern digital enterprises, providing ubiquitous real-time connectivity and powering real-time applications across the enterprise.

The following are two essential attributes of a central nervous system from a data-in-motion perspective:

1.
A full central nervous system must be able to connect and react to data wherever it exists, whether in an on-premises data center or in the public or private cloud.
2.
It must also be able to span all environments while unpacking the “data mess”- i.e., the patchwork of different data ecosystems, applications, and systems created by both modern real-time use cases, while satisfying the security and compliance requirements of legacy environments.

Confluent’s offerings span both of these requirements. Our approach unleashes a virtuous cycle of innovation, with each new data product increases the value of the others and enables more reuse across the organization. It changes your focus from “where is my data and is it accurate” to “what is my data and how do I get value from it immediately”. Confluent connects all your applications, systems and teams with a shared view of the most up-to-date, real-time data. Our offerings also span all environments - we have a fully-managed SaaS offering (Confluent Cloud) that is entirely cloud-native, an on-premises offering (Confluent Platform) for deployments that must remain on-premise, and our acquisition of WarpStream adds a BYOC offering that provides benefits of a managed service while the raw data remains inside a customer’s own existing virtual private cloud (“VPC”). Together, these offerings provide our customers with a menu of cost-effective options to meet the varied throughput, latency, and performance requirements of each of their workloads. All of these offerings can be used simultaneously, with one unified fabric for data streams that connect all of these customer environments.

In addition, Confluent’s solution is differentiated from other offerings in the following three ways:

•
Cloud-Native. Operating natively in the cloud is fundamentally different and requires a completely different feature set to enable elasticity, performance and resilience, cutting right to the heart of the design of data systems. With this in mind, we have heavily invested in rearchitecting the technologies underlying data in motion, including Apache Kafka, with our purpose-built Kora engine, which powers Confluent Cloud to be a fully managed service that scales elastically, offers built-in resilience, and runs with consistently low latency. We’ve brought the best of Kora into the data center as well for our on-premises offering, Confluent Platform. Further, WarpStream is built to offer managed cloud benefits to our customers inside their existing VPC, ensuring their customer data remains within their existing cloud environment.

Across these offerings, we offer cost-effective options for our customers to stream based on their specific use case. On Confluent Cloud, our multi-tenant clusters such as Enterprise and Freight give customers the option of streaming with consistently low latency, or trading latency for additional cost savings. WarpStream also offers a lower cost option for relaxed-latency use cases for customers who want to use their own cloud infrastructure. Finally, Confluent Platform supports customers that require private workloads. Getting started with Confluent is easy: we offer a high-velocity, frictionless pay-as-you-go model, allowing developers to easily sign up and experience the value of Confluent, and seamlessly transition across any of our offerings.

•
Complete. Confluent’s Data Streaming Platform goes far beyond Kafka to help customers build streaming data pipelines and applications faster than ever. Our complete Data Streaming Platform helps customers connect, process and govern data to create real-time, reusable data products that not only help customers achieve their first use case quickly, but also accelerates time-to-market for future use cases through reuse.

Customers can connect their data from or into source and sink systems with our portfolio of pre-built connectors, or through custom connectors to homegrown apps. Our Connect with Confluent program drives direct integration of Confluent into our partner systems such as MongoDB, Amazon Athena, and more. With the data connected, users can process it for business context and logic using Apache Flink, the industry standard for stream processing. Our acquisition of immerok GmbH, an Apache Flink stream processing managed services company, enabled us to build Confluent Cloud for Apache Flink, our serverless Flink offering. Furthermore, customers can govern this data with Stream Governance, the industry’s only governance suite purpose-built for data in motion. Stream Governance allows customers to turn streaming data into real-time data products with schemas, metadata, data contracts, and more, delivering an easy, self-service experience that enables additional teams within the company to discover, understand, and put these data products to work in a safe and secure manner.

•
Everywhere. We allow customers to operate anywhere - in our managed cloud, on-premise, in the customer’s existing cloud environment, or a combination of all of these. We have built a truly hybrid and multi-cloud offering. We offer this essential capability and enable organizations to seamlessly leverage data in motion across their public cloud, private cloud, and data center environments, ensuring total connectivity throughout an organization. For enterprises that are increasingly expanding internationally, Confluent’s multi-cloud support also enables organizations to leverage data in motion across multiple data centers and providers, stretched around the world. For enterprises that maintain hybrid cloud environments, Confluent is able to extract information from the entirety of their infrastructure, allowing us to act as the bridge that unites legacy systems in older environments with modern applications in the cloud. This ability to let customers embrace the new without having to fully replace everything that is old is a critical point of differentiation and a critical element in the cloud adoption strategy of many of our customers.

Our Virtuous Cycle: Powerful Network Effects and Economies of Scope Drive Further Confluent Adoption

As the adoption of Confluent’s Data Streaming Platform grows within an organization, the network effects we generate create even more value to the organization as a whole. By fundamentally re-architecting how data flows, we are able to replace complexity with simplicity, delays with real-time, and disparate data with a unified view across the modern enterprise software stack.

Most organizations start off with a complex mess of point-to-point connections between their applications, databases, and data warehouses. This is unavoidable when data is primarily at rest, held in storage across the organization, and requiring these connections to be built. Fortunately, our platform has a unique network effect that helps speed its adoption. The first application that utilizes our platform generally does so for the capabilities in harnessing data in motion. In doing so, it brings into the platform the data streams needed for its usage. However, although these data streams are brought for one application, they are usable by all future applications and bring value to the entire ecosystem. As a result, future applications can connect to the platform to access these data streams, bringing with them their own data streams. Each subsequent application can be delivered more quickly and at a lower cost as it is built on the foundation of existing data products within the enterprise. As a result, there is a clear virtuous cycle: applications bring data streams, which in turn attract more applications.

The completeness of our Data Streaming Platform creates substantial potential value for customers. The value of a network increases as more connections are created, and any factors that constrain the number of possible connections also constrain the total value of the network. For example, if a solution only offers a single deployment model or only serves a narrow range of cost-performance requirements, it will be viable to replace some, but not all of the point-to-point connections within an organization. The maturity and completeness of our Data Streaming Platform means that it is a viable solution to replace more of these point-to-point connections compared to alternatives. For example, our solution allows customers to deploy in our managed cloud, on-premises, in their existing cloud environment, or a combination of all of these. Further, our multiple cluster types allow customers to match the specific throughput, latency, and cost requirements of each individual workload while still seamlessly exchanging data using our proprietary Cluster Link technology. This completeness creates economies of scope for the customer, enabling them to replace a diversity of point-to-point connections with Confluent as the single Data Streaming Platform, increasing the total potential value of the network.

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

•
Accelerated Time-to-Market. Speed is essential for our customers, as they seek to disrupt established industries or innovate to fend off emerging disruptors. Our fully-managed cloud-native service enables our customers to start developing instantly, without any internal or external operational barriers. With our Stream Governance suite, we offer the industry’s only fully managed data governance suite purpose-built for Apache Kafka and the intricacies of data streaming. As mentioned earlier, Stream Governance establishes trust in the real-time data moving throughout the business and delivers an easy, self-service experience that enables more teams to discover, understand, and put their data streams to work. With trusted, high-quality data streams, self-service data discovery, and insights into complex data relationships, teams can safely accelerate data streaming initiatives without bypassing controls for risk management or regulatory compliance.

•
Reduced Total Cost of Ownership. Confluent significantly reduces the operational barriers and costs associated with shifting to a data-in-motion architecture. Our solution also supports a variety of deployment models and cluster types that allow customers to select the right cost-performance combination for each specific workload. For example, this allows a customer to select a higher cost, higher performance cluster for a workload like fraud detection that must operate with very low latency while also selecting a lower cost cluster for a workload like logging that can operate effectively with a relaxed latency requirement. Coupled with accelerated time to market, our customers benefit from both reduction in total cost of ownership as well as rapid ROI.

•
Freedom of Choice. Confluent is hybrid and multi-cloud compatible so customers can deploy on-premises, in our managed cloud, in their existing private cloud environment, or a combination of all of these. In practice, large enterprises operate complex and heterogeneous technology estates that span multiple geographies and regulatory environments and include a combination of legacy, home-grown, and modern applications. We recognize that a solution that can support all of these requirements, and thus replace all of the brittle point-to-point connections among systems, is much more valuable than a solution that is only able to connect a subset of these various data sources.

•
Mission Critical Security and Reliability. Confluent has enterprise-grade security and governance capabilities to provide confidentiality of critical information. We enable mission-critical reliability and resiliency, allowing data persistence, dynamic backing up of data across replicated partitions, fault-tolerance, and automated client failover.

•
Robust Developer Community. Confluent’s Data Streaming Platform is built on several open-source technologies, each with a robust community of developers who contribute code and add technological momentum to the project. Apache Kafka, the foundation of the Data Streaming Platform, is one of the most successful open source projects in existence, estimated to be in use by over 80% of the Fortune 500. Confluent has continued to contribute code to open source Kafka and to nurture the global community of Kafka users through a rich set of outreach and education programs. These programs help create more developers outside of Confluent who contribute new features and bug fixes to Kafka alongside Confluent, which continues to add features both to Kafka and to its proprietary offering. This leads to a reinforcing feedback loop, strengthening the Kafka offering, which attracts more developers, who in turn further strengthen Kafka with their contributions. In addition, we make available many features that we have developed at Confluent under our Confluent Community License, which means developers can access, benefit from, and modify the source code for such features, further increasing our reach and mindshare in the developer community.

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

•
Continue our Focus on our Customer Growth Go-To-Market Model. Our integrated customer growth go-to-market model is “consumption-oriented”, meaning that our success is tied to our customers’ actual usage of and success with our product. The model is designed to drive business growth by mapping the customer journey from initial interest, to pilot, to first production project, to an integrated platform across the enterprise. We have designed and implemented this strategy to garner customer signups, convert them to paid customers, expand long-term consumption through additional use cases and rapidly deliver customer value. We will continue to offer a range of services and training offerings, partnering with our customers to increase the value they realize from our solution and thereby increase their consumption of our offering.

•
Enterprise-Wide Adoption via Use Case Expansion. After acquiring a new customer, we seek to grow our footprint by solving additional use cases for that customer. Since we are a fundamental data infrastructure platform, the use cases we can address are wide-ranging, encompassing both horizontal IT workloads such as pipelines to cloud databases and data warehouses, microservices-based application development, and mainframe integration, as well industry-specific use cases such as faster and smarter real-time fraud detection. We enjoy a powerful network effect as we enter organizations; once one application is connected to Confluent, our customers often connect other applications to that first application. This dynamic can result in a flywheel where each additional project is delivered more quickly and at a lower cost than it otherwise would have been, allowing Confluent to permeate the enterprise. We believe Confluent can become the central nervous system of modern enterprises at scale.

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
•
We developed Stream Governance, the industry’s only fully-managed data governance suite for Kafka.
•
We developed Tableflow, which makes it push-button simple to take Kafka data and feed it directly into a customer’s data warehouse, data lake, or analytics engine as materialized Apache Iceberg or Delta Lake tables.

•
Continue to Invest in the Open Source Community. Our open source roots provide a large pool of targeted developers and enterprises who are interested in or have already adopted the open source technologies that underlie the Data Streaming Platform, including Apache Kafka, Apache Flink, and Apache Iceberg. These developers are readily able to use and benefit from our cloud-native service or enterprise-ready software, since in many cases they are already familiar with the underlying technologies. For those who are not yet acquainted with these technologies, we operate a rich set of programs to drive awareness and guide developers through their adoption and success journeys. These investments continuously drive value into the open source community, ensuring that we maintain our leadership standing in the new data streaming paradigm and continue to realize the open source benefits to our business.

•
Grow and Harness our Partner Ecosystem. We have built a powerful partner ecosystem encompassing the major cloud providers, global and regional systems integrators, OEMs, and ISVs. Our partners include Amazon Web Services (“AWS”), Microsoft, Google Cloud, Accenture, Infosys, Alibaba, Elastic, MongoDB, and SAP.

We intend to continue to invest in these relationships and build further partnerships to ensure our software is widely sold, distributed, and supported across the globe. We continue to optimize and launch partner programs for each of the partner types so that they have a repeatable way to work with our product, professional services, marketing, and sales team. The programs include but are not limited to the Confluent OEM Program, Connect with Confluent, Migration Accelerator, Build with Confluent, and Accelerate with Confluent.

•
Expand Internationally. We believe markets outside of the United States present a significant opportunity for additional growth of our business. During the year ended December 31, 2024, our international revenue represented 40% of our total revenue, coming from customers in over 100 countries. We expect to continue to make significant investments to support our growth in our existing international markets and in penetrating additional international markets.

•
Expand the Scope of our Data Streaming Platform with Stream Processing, Connect, Governance, and Other Investments. We have made significant investments in our Data Streaming Platform to enable customers to stream, connect, process, and govern their data in motion. With the advancements in Flink, we are leveraging a powerful technology for building stream processing applications with one of the most popular Apache open source projects. We intend to continue to expand the capabilities of our Connect framework to further allow Confluent to be the source of truth of and central nervous system for all of an organization’s data. We also intend to continue to invest in our Stream Governance suite to enable teams to manage all data streams while maintaining stream quality, security, and regulatory compliance. As the rise of real-time stream processing of data in motion continues to accelerate, we believe our investments in these areas position us well to capture this shift and use it to fuel further growth.

•
Uniting the Operational and Analytical Estates: The technology landscape within many enterprises is divided into the “operational estate”, which encompasses systems that support the day-to-day business operations of the company, and the “analytical estate”, which consists of data warehouses, data lakes, and analytics engines that support business intelligence (BI) and reporting. In most enterprises there is a divide between these two domains, which results in data silos, inconsistent data quality, and delayed insights as data moves from one domain to the other in a complex, slow, redundant, costly batch-based process. Our Data Streaming Platform is the ideal technology to unify these two estates and drive reliable, reusable, real-time data across all domains by adopting a “Shift Left” architecture, which refers to moving the processing, transformation, and governance of data upstream or “left” in the architecture closer to the source of that data. This approach reduces complexity, eliminates duplicate data pipelines, and ensures high-quality, reliable data access for both operational and analytical use cases. Ultimately, this architecture enables customers to derive more value from their existing technology investments in both the operational and analytical estates, and positions Confluent as the central nervous system for data in motion within enterprises.

•
Underpin our Customers’ Generative and Agentic AI Transformations: Companies are increasingly assessing and adopting artificial intelligence (AI) solutions to embed in their operations and in their products. In the enterprise context, these technologies are only as useful as their ability to access and interact with company data and systems in a trusted and timely manner. In some cases, applications will not be time sensitive and will rely on data updated periodically through batch processes. In many cases, however, AI applications will demand data that is up-to-date and captures the real-time state of the business, its customers, and the market landscape. Confluent’s Data Streaming Platform is uniquely positioned to support the next generation of AI applications by enabling real-time, event-driven architectures ideal for coordinating and orchestrating autonomous agents. This approach overcomes the limitations of batch processing, allowing AI systems to operate on the freshest, most relevant data. By integrating AI applications with real-time streaming data, customers can drive real-time personalization, decision-making, and scalable, flexible architectures that evolve alongside AI advancements. Confluent is well positioned to meet the growing demand for AI-driven solutions across various industries.

•
Grow Further Use Cases Up-The-Stack Leveraging our Strategic Position for Data in Motion. Data in motion is a disruptive new platform technology, and as such there are countless use-case focused opportunities up the stack. As we grow into our role as a central nervous system within companies, we believe we have an incredibly strategic position from which to grow into use-case specific adjacencies that apply data in motion. We see the potential for broad, cross-industry customer adoption of use cases around machine learning, generative AI, agentic AI, IoT, data integration, real-time analytics, real-time logistics, customer data unification, cloud migration, microservices, data sharing, as well as countless others. We believe that increased adoption of these use cases will also drive demand for data streaming.

We believe we are strategically positioned to understand what these use cases are when reimagined around data in motion and to partner and/or build pre-packaged solutions purpose-built for these use cases.

Our Product Offering

Confluent’s full-featured Data Streaming Platform provides a complete solution for customers to stream, connect, process, and govern all of their data, and makes it available wherever it’s needed, however it’s needed, in real-time. We provide Confluent Platform for deployments that must remain on-premises, Confluent Cloud, a fully-managed SaaS offering that is entirely cloud-native, and WarpStream, a BYOC solution that offers a managed streaming service where the raw data resides inside a customer’s own cloud environment. Confluent Platform, Confluent Cloud and WarpStream offer unique benefits both individually in their respective environments and collectively as a single unified Data Streaming Platform. And regardless of where our customers have their technology environments, they can mix and match across these offerings based on their use case and needs, while still maintaining the experience of a single integrated Data Streaming Platform that can grow to become the core of their central nervous system.

•
Confluent Cloud is our fully-managed cloud-native offering, available on all of the major cloud providers (AWS, Google Cloud Platform, and Microsoft Azure). Confluent Cloud is offered to our customers via a pay-as-you-go model with no commitment, or via an annual, or multi-year, subscription model where customers draw down upon a committed dollar amount. Confluent Cloud offers several unique attributes:
▪
Serverless. We have heavily invested in rearchitecting open source Apache Kafka with our purpose-built Kora engine, which powers Confluent Cloud to be a truly serverless offering. Confluent Cloud offers self-serve provisioning with no complex cluster sizing, zero downtime, upgrades and bug fixes, autoscaling, and true scale-to-zero pricing with the ability for customers to pay only for what they actually use.
▪
Complete. Confluent Cloud offers a complete Data Streaming Platform to stream, connect, process and govern your data. We offer over 80 fully managed connectors to popular source and sink systems, and custom connectors for homegrown systems and applications. We also offer the industry's only governance suite for data in motion, Stream Governance, which gives users the ability to govern data with schemas, metadata, data quality rules, cataloging, lineage, and more. Finally, we have transformed Apache Flink, the industry standard for stream processing, into a truly serverless offering that is integrated with our Data Streaming Platform to help enrich, transform and process streaming data.
▪
Flexible. Confluent Cloud offers cost-effective options for our customers to stream based on their specific use case. On Confluent Cloud, our multi-tenant clusters such as Enterprise and Freight give customers the option of streaming with consistently low latency, or trading latency for additional cost savings. These clusters can be mixed and matched, and also mirrored and linked to our other deployment options across on-premises and cloud.
▪
Highly Available. Confluent Cloud offers built-in resilience with a guaranteed 99.99% uptime SLA, ability to scale to 10s of GBps with dedicated capacity, and multi availability-zone (AZ) replication.
▪
Secure. Confluent Cloud offers at-rest and in-transit data encryption, SAML/SSO for user authentication, private networking via VPC peering or AWS Transit Gateway, and monitoring visibility with topic- and cluster-level metrics.

•
Confluent Platform is our enterprise-grade self-managed software offering, able to be deployed on-premises as well as across public and private cloud environments. Confluent Platform extends the Data Streaming Platform to on-premises users, and is offered to our customers via an annual or multi-year subscription. Confluent Platform offers several unique attributes:
▪
Unrestricted Developer Productivity. Confluent Platform offers developers the ability to build across multiple development languages, utilize a rich pre-built ecosystem of over 120 connectors, and benefit from a fully integrated data-in-motion database.
▪
Efficient Operations at Scale. Confluent Platform enables our customers to minimize operational complexity while ensuring high performance and scalability. Confluent Operator simplifies running Confluent Platform with Kubernetes container orchestration, whether on-premises or in the cloud.

▪
Production-Stage Prerequisites. Confluent Platform offers foundational enterprise-level features needed to implement data in motion in production.
▪
Freedom of Choice. Confluent Platform can be deployed on-premises or in public or hybrid cloud environments.

•
WarpStream offers a data streaming service with managed benefits inside a customer’s cloud environment, and gives customers the flexibility to use their own existing infrastructure while still enjoying the benefits of a managed service. WarpStream is well suited for workloads that don’t require real-time latency, but are high throughput in nature such as logging or monitoring. WarpStream’s unique attributes include:
▪
BYOC-Native Design. WarpStream implements a BYOC model where the data plane remains inside the customer’s own cloud environment, the control plane runs in Confluent’s managed cloud environment, and only metadata passes between the two environments in order to operate the system. This means that the customer’s raw data never leaves their own cloud environment.
▪
Zero Disks, Ops and Scaling. WarpStream provides autoscaling inside the customer’s environment for their data streaming workloads, while avoiding inter-AZ networking fees by writing directly to a customer’s object storage resulting in lower cost of operation.
▪
Easy Migration with WarpStream Orbit. WarpStream offers easy migration from any Kafka-compatible source with WarpStream Orbit for simple migration, disaster recovery, cost-effective storage improvements, and more.

When customers mix and match across Confluent Cloud, Confluent Platform, and WarpStream for their cloud and on-premises deployments, they can leverage the full features and functionality of our unified Data Streaming Platform. Many of the benefits that multi-cloud and hybrid customers derive from using either Confluent Cloud, Confluent Platform or WarpStream are amplified when connecting across environments, and deployments across these offerings benefit from the following features and functionality that enable adoption of data in motion throughout an organization:

•
Stream
▪
Serverless, Autoscaling Clusters in Confluent Cloud abstract all operational burdens of self-managing Kafka, and are cost-effective for each use case with autoscaling, built-in resilience, and consistently low latency.
▪
Tiered Storage. Tiered Storage allows deployments to recognize two tiers of storage: local disks and cost-efficient object stores (Amazon S3 or GCP Storage). Brokers can offload older topic data to more cost-effective object storage, enabling virtually infinite retention.
▪
Self-balancing and Multi-Region Clusters. Confluent Platform brings the best of the cloud to the data center, with self-balancing to optimize throughput, accelerate broker scaling, and reduce the operational burden of managing a large cluster. Partition rebalances are completed quickly and without any risk of human error. Multi-region Clusters to allow customers to run a cluster across data centers and automate disaster recovery.
▪
Cluster and Schema Linking. Cluster and Schema Linking enable customers to consistently geo-replicate data, making it easy to create a seamless and persistent bridge from Confluent Platform in on-premises environments to Confluent Cloud.

•
Connect
▪
Over 120 Pre-Built Connectors. We develop and work with partners who develop enterprise-ready connectors to easily integrate data and build applications. Connectors are supported by either Confluent or our partners.
▪
Connect with Confluent. Allows users to work directly with partner systems such as Mongo DB, Elastic, and more to stream data into Confluent directly from their partner interfaces.

•
Process
▪
Confluent Cloud for Apache Flink. Confluent took Apache Flink, the industry standard for stream processing and one of the most popular open source projects, and turned it into a serverless offering - Confluent Cloud for Apache Flink.
▪
Confluent Platform for Apache Flink. Confluent also offers Flink in the data center with Confluent Platform for Apache Flink, where we simplify the deployment and management of stream processing applications with Flink in the customers’ private environments.

•
Govern
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
▪
BYOC Schema Registry. WarpStream offers schema registry to help govern data inside the customers’ cloud environments, while not passing over the details of the schema to the vendor. Schemas stay private inside the cloud environment.

Our offerings are designed to serve as fundamental data infrastructure for our customers and solve an enormous variety of use cases across both front-end customer experiences and back-end business operations.

In addition to our core offering, we offer several services offerings:

•
Professional Services. Professional Services provides expertise and tools that help our customers accelerate platform adoption and achieve successful business outcomes. We offer packaged and residency offerings focused on helping customers plan, implement, manage/monitor, and optimize their platform and applications.

•
Education. Our offerings include training and certification guidance, technical resources, and access to hands-on training and certification exams. Education offerings are targeted at different types of users and delivery modalities to suit end customer needs. We have instructor-led training, self-paced on-demand courses, and certifications.

•
Certification Program. Technical expertise in data in motion is highly sought after and a highly-paid skill set. Our certification program enables technical personnel to demonstrate and validate in-depth knowledge of data in motion.

Sales and Marketing

In order to fully capitalize on our large market opportunity, our sales and marketing teams are tightly integrated to execute upon a cohesive “consumption-oriented” go-to-market motion. Our sales and marketing teams prioritize the core value of driving customer success and value in all strategies to acquire new customer accounts and grow our presence within existing customer accounts.

Our customer growth go-to-market model is centered around the Data in Motion Journey, from initial interest, to pilot, to first production project, to an integrated platform across the enterprise. Through mapping to the customer journey, we are able to drive customer value in a highly targeted manner, and our success is tied to our customers’ actual usage of and success with our product.

Our strategy to expand within accounts has two fundamental aspects: first, to convert additional pockets of Apache Kafka interest and deployments within a given customer into a Confluent deployment, and second, to expand into additional use cases within a given customer through solutions selling with horizontal and vertical solutions. In both the initial deployment and the expansion, we layer additional products to connect, process, and govern streaming data as appropriate to the customer’s use case on a path to the deployment of the full Data Streaming Platform. We believe there is a strong opportunity for growth as we solve a wide array of use cases.

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

Our open source roots are a key driver to our go-to-market success. Taken together, the technical communities that have formed around Apache Kafka, Apache Flink, and Apache Iceberg are fervently devoted to these technologies, and often advocate for our technology even when we are not engaged in an organization. They see the value of open source technologies and the opportunity to benefit from a complete Data Streaming Platform with Confluent. Consequently, our prospective customers are often very familiar with our underlying technology and value proposition, and are capable of evangelizing on our behalf.

Executive-level engagements are also a key facet of our growth strategy. As our customer engagements progress from project to platform to enterprise-wide deployments, our customer relationships often include business as well as technology leaders. Through this wide set of customer relationships, we believe we will be more rapidly able to evolve into enterprise-wide customer deployments.

Partnerships

Partnerships with the leading cloud providers, as well as global and regional systems integrators, software vendors, and Original Equipment Manufacturer partners are also central to our product and go-to-market strategy. Through these partnerships, we believe we can significantly expand the reach of our technology.

Cloud Service Providers (CSPs) such as AWS, Microsoft Azure, and Google Cloud are integral to our customers’ technology strategy. Most enterprises operating at scale have standardized on one of these leading CSPs or adopted a multi-cloud strategy. We host Confluent Cloud on each of these leading CSPs and integrate with their key first party data, analytics/AI, and security services to offer our customers a cloud native Data Streaming Platform that is uniquely built for each of the CSPs. This serves to reduce the cost and complexity for our customers while at the same time increasing the reach and adoption of Confluent. CSPs also help drive consumption of Confluent as customers draw down their CSP commits with Confluent via direct sales or the cloud marketplaces.

Systems Integrators (SIs) such as Accenture, Ernst & Young, Tata Consultancy Services, and Deloitte serve as trusted partners for many large enterprises with a broad view across the technology landscape that these businesses rely on. SIs are building practices around Confluent as the Data Streaming Platform becomes a critical piece of the modern data stack and an integral part of their business offerings. SIs provide expert guidance and tailored offerings, in particular to help accelerate the cloud transformation for customers migrating from on-premises to cloud solutions. SIs also co-develop industry-specific solutions that combine the value of their expertise and services with the underlying value of our Data Streaming Platform. Programs like Build with Confluent and the Confluent Migration Accelerator empower SIs to transform their service offerings into real-time solutions built with the leading Data Streaming Platform.

Independent Software Vendors (ISVs) such as MongoDB, Elastic, SAP, Snowflake, and Databricks develop native integrations with Confluent that enable customers to work with real-time data in the context of their preferred tools and technologies. The Connect with Confluent program supports ISVs in creating these integrations, driving increased consumption of Confluent for these connected use cases.

Confluent’s Original Equipment Manufacturer (OEM) Partner Program, such as with Alibaba, Jio, Infosys, and Mindgate Solutions, helps Managed Service Providers (MSPs), CSPs, and ISVs launch new revenue streams for their business faster that are built on enterprise-grade data streaming. Confluent’s complete Data Streaming Platform allows our OEM partners to stay focused on their core roadmap, accelerate time to market, and reduce operational risks. The program also offers flexible commercial terms that match the ways partners sell, technical support from the Kafka experts, and warranty/indemnification for their business.

Our partnerships help ensure that our customers have seamless access to real-time data streams within their preferred technology environments, have expert guidance for their cloud transformations, and have real-time data integrated into the applications they rely on most. These partnerships also help Confluent reach and serve new customers and expand the reach and adoption of our technology.

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

Competition

Our market is highly competitive and characterized by rapid changes in technology, customer needs, frequent introductions of new offerings, and improvements to existing service offerings. Our competitors can be broadly segmented into three categories:

•
Open Source Kafka and Flink. Our primary competition, especially on premise, is internal IT teams that are attempting to “do it themselves” using open source software. Our offerings are substantially differentiated from Apache Kafka and Apache Flink, and therefore companies using only open source tools do not benefit from our full product offering. As the move to the cloud increases, we expect that competition from open source alternatives will decrease as companies increasingly adopt fully-managed cloud solutions.

•
Cloud Service Provider Alternatives. Our principal competitors in the cloud are the well-established public cloud providers such as AWS that generally compete in all of our markets. These enterprises are developing and have released fully-managed data ingestion and data streaming products, such as Azure Event Hubs (Microsoft Corporation), Amazon Managed Streaming for Apache Kafka, Amazon Kinesis, and Amazon Managed Service for Apache Flink (AWS), and Cloud Pub/Sub, Cloud Managed Service for Apache Kafka, and BigQuery Engine for Apache Flink (Google).

•
Competing Technologies and Legacy Vendors. On premises there are a number of vendors with legacy products that have pivoted into this space including TIBCO Streaming, Cloudera Dataflow, Red Hat (IBM) AMQ Streams, and Oracle Cloud Infrastructure Streaming.

We believe the principal competitive factors for companies in our industry include the following:

Focus on data in motion, characterized by:

•
the ability to provide an end-to-end operationalized customer journey;

•
mindshare and ability to drive innovation in the category of data in motion;

•
the ability to support customers at scale with mission critical use cases; and

•
experience implementing the solution in production in a wide variety of technical environments in support of a broad set of industries and use cases.

Product differentiation, characterized by:

•
Cloud-native capabilities
•
operate at significant scale;
•
offer elasticity;
•
offer end-to-end security; and
•
offer flexible pricing, including pay-as-you-go delivery.

•
Completeness of offering
•
a complete Data Streaming Platform (not just low-level streaming);
•
unified and scalable stream processing;
•
integrated data governance capabilities for higher data quality; and

•
ease of integration with connectors to a wide variety of existing applications and IT and cloud infrastructure.

•
Availability of offering
•
as a fully-managed service in the three leading public clouds;
•
as a Kubernetes-based software offering for the private cloud;
•
in legacy on-premises data centers as a software product; and
•
ability to span all of these customer environments in one unified data-in-motion platform.
•
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

Our Employees and Human Capital Resources

Our Community

Our employees are the power behind our innovation and the foundation of our business. Investing in our people is a high priority and we strive to enhance and advance our culture and community. As of December 31, 2024, we had 3,060 employees distributed across 27 countries. 54% of our employees at that time were located within the United States. Some individual employees outside of the United States may be members of trade unions or participate in staff representative bodies.

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

Learning and Development

We strive to provide a culture of growth and learning where employees can try new things and continually grow and develop. We offer a variety of resources to support this effort, including leadership development programs and coaching for managers, professional and life skills coaching, ongoing training, and on-demand e-learning platforms for employees. Additionally, managers provide ongoing feedback to facilitate development and track commitments.

At Confluent, we engage in a robust objectives and key results planning process, and also conduct periodic performance reviews and calibration sessions. These, along with regular check-ins, ensure employees receive the guidance and feedback they need to succeed. Additionally, our senior leaders participate in annual talent reviews, succession planning, and organization assessments to identify, grow, and retain our talent bench.

Asynchronous Remote-First Work Environment

Confluent is a remote-first work culture. We care more about how our employees work than where they work. Our remote-first model provides more flexibility for employees and broader access to talent. It also better positions us to support our global customer base.

We provide a number of tools and resources to support, connect, and enable our employees to be successful in this environment. Our team of “Experience Ambassadors,” located in almost every region where we operate, helps to bring our employees together at different times throughout the year. We regularly offer activities to engage with coworkers both in person and virtually. We also provide “FlexDesk” to provide employees and teams an on-demand, professional space to meet in person.

Compensation and Benefits

We aim to provide compensation and benefits that are equitable, competitive, and meet the diverse needs of our global workforce. We believe it is important for our employees to have a stake in our success, which is why our compensation packages include both cash and equity components for most roles.

In addition to our robust suite of medical, dental, vision, and retirement benefits, we provide employees access to mental wellbeing resources, family building benefits, and a comprehensive paid leave program.

In addition, we believe that our remote-first model will enable us to attract top talent and provide employees the flexibility they increasingly seek.

Fairness and Belonging

We are committed to the principles of fairness, belonging, and equal opportunity. We believe that this commitment makes us a stronger, more vibrant, and more innovative company. We seek to build a global environment where every employee, regardless of background, identity, or life experience, has an equal opportunity to grow and thrive.

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

As of December 31, 2024, we hold 10 U.S. patents and have 23 pending patent applications in the U.S. and internationally. The patents are scheduled to expire in 2044. As of December 31, 2024, we own five registered trademarks in the United States, one trademark application pending in the United States, 41 registered trademarks in various non-U.S. jurisdictions, and three trademark applications pending in various non-U.S. jurisdictions.

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

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:

•
Our historical rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
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
•
Failure of our offerings to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.
•
We intend to continue investing significantly in Confluent Cloud, our DSP capabilities and our BYOC offering, and if these fail to achieve further market adoption or increased consumption, our growth, business, results of operations, and financial condition could be harmed. Reduced consumption by, or the loss or expected loss of, certain customers has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition.
•
Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offerings. In particular, attrition in our sales organization has adversely impacted and may continue to adversely impact our ability to meet our sales, consumption and revenue forecasts, cause delays in our sales cycle, and result in increased costs, any of which would harm our growth, business, results of operations, and financial condition.
•
If we are unable to attract new customers or expand our potential customer and sales pipeline, our business, financial condition, and results of operations will be adversely affected.
•
Our business depends on our existing customers renewing their subscriptions and usage-based commitments, purchasing additional subscriptions and usage-based commitments, and expanding their use of our offerings.

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
•
If we, or third parties with whom we work, experience a security incident compromising the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, we could experience adverse consequences resulting from such compromise, including but not limited to, reputational harm, a reduction in the demand for our offerings, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, or other adverse consequences.
•
We rely on third-party providers of cloud-based infrastructure to host Confluent Cloud. Any failure to adapt our offerings to evolving network architecture technology, disruption in the operations of these third-party providers, limitations on capacity or use of features, or interference with our use could adversely affect our business, financial condition, and results of operations.
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

Risks Related to Our Business and Operations

Our historical rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $963.6 million, $777.0 million, and $585.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offerings, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:

•
market and price our offerings effectively so that we are able to attract new customers and expand sales to our existing customers, including ensuring that customers can realize the full potential of our Data Streaming Platform in a cost-effective manner;
•
invest in the growth of our business while adjusting our cost structure to focus on operating efficiency and improved margins;
•
successfully develop a substantial customer and sales pipeline for our products;
•
expand the features and functionality of our offerings to enable additional use cases for our customers;
•
continue investing in our sales and marketing function to support our growth and reduce the time for new sales personnel to achieve desired productivity levels;
•
extend our product leadership to expand our addressable market;
•
differentiate our offerings from open source alternatives and products offered by our competitors;
•
maintain and expand the rates at which new customers purchase and existing customers renew subscriptions and committed use of our offerings and increase consumption of our offerings, including in light of the evolving macroeconomic environment;

•
provide our customers with support that meets their needs;
•
expand our partner ecosystem, including with major cloud providers, independent software vendors (ISVs), regional and global systems integrators, and original equipment manufacturers (OEMs);
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

In addition, we expect to continue to expend substantial financial and other resources on:

•
expansion and enablement of our sales, services, and marketing organization to increase brand awareness and drive adoption and consumption of our offerings;
•
product development, including investments in our product development team and the development of new products and new features and functionality for our offerings to expand use cases and provide feature parity across third-party public cloud platforms, as well as investments in further differentiating our existing offerings;
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

We have experienced net losses in each period since inception. We generated a net loss of $345.1 million, $442.7 million, and $452.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1,989.2 million. While we have experienced significant revenue growth in certain recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offerings, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption and consumption, expand the use and consumption of our offerings by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. Also, we have faced, and will continue to face, increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. As the percentage of our revenue attributable to Confluent Cloud continues to increase, we have incurred and expect to incur increased costs related to our public cloud contracts, which negatively impacts our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. In particular, we have limited experience operating our business at current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. Further, we have experienced, and in future periods may continue to experience, slower revenue growth, and our revenue could decline for a number of reasons, including shifts in our offerings and revenue mix, slowing demand for our offerings, increasing competition, decreased productivity of our sales and marketing organization and effectiveness of our sales and marketing efforts to acquire new customers, retain existing customers or expand existing subscriptions and consumption of our usage-based offerings, strategic focus on operating efficiencies and margin improvements, changing technology, a decrease in the growth of our overall market, our failure, for any reason, to continue to take advantage of growth opportunities, or our failure to adapt and respond to inflationary factors affecting our business or future economic recessions. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Annual Report. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Macroeconomic uncertainty, unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, reductions in information technology spending, or inflation, have impacted and may continue to impact our ability to grow our business and negatively affect our results of operations.

Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including high interest rates, bank failures, international trade relations, political turmoil, potential U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, high inflation rates in the United States have in the past, and could in the future, result in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility has adversely affected and may continue to adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and expect to continue to experience longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, lower consumption from some of our larger enterprise customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine and in the Middle East. We have operations and customers in Israel, and many of our customers in other regions have substantial operations and customers in Israel. We believe the uncertainty and disruption resulting from the conflict has negatively impacted certain of these customers and their consumption of our offerings. Our growth, business, and results of operations could be further negatively impacted if the current armed conflict in the Middle East continues, worsens or expands to other nations or regions, including if our customers are harmed and reduce their engagement with or consumption of Confluent. Actual or potential U.S. federal government shutdowns have also resulted in uncertainty and disruption for certain of our customers, which have negatively impacted and may continue to negatively impact their consumption of our offerings. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or other period when IT budgets are growing at a slower rate or contracting growth, these customer dynamics may be exacerbated. These customer dynamics have had and may continue to have negative impacts on our revenue, business, and results of operations and have resulted and may in the future result in strategic changes in our focus on growth versus operating efficiency, margin improvements, and profitability. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Failure of our offerings to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from sales of, and additional services related to, our offerings. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing more features and functionality for our Data Streaming Platform, which delivers four key capabilities, stream, connect, process, and govern, that reinforce each other to create a comprehensive platform for data in motion. For example, we acquired WarpStream Labs, Inc., or WarpStream, in September 2024, a bring-your-own-cloud, or BYOC, managed service offering where the raw data resides inside a customer’s own cloud environment. Our growth will depend in large part on enabling additional use cases for our customers after they initially adopt our offerings, ranging from industry-specific use cases, including generative AI, or GenAI, use cases, to use cases generated by the network effects of connecting multiple applications within an enterprise. While we have recently expanded on the capabilities of our Data Streaming Platform, enabling customers to stream, connect, process, and govern their data, our future growth is dependent on continued customer expansion of these and additional capabilities and use cases for our Data Streaming Platform. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our offerings as a preferred data streaming platform, particularly when compared to open source alternatives developed internally by customers. As such, market adoption of our offerings is critical to our continued success. Demand for our offerings has been and will continue to be affected by a number of factors, including market acceptance of our offerings, customers’ perception of the value of our offerings compared to alternatives, including open source alternatives, customers’ understanding of the potential benefits and cost impacts from our Data Streaming Platform and related features and functionalities, use case expansion by existing customers and potential new customers, effectiveness of our sales and marketing strategy and team, the extension of our offerings to new applications and use cases, the timing of development and release of new offerings by us and our competitors, technological change, growth or contraction of the market in which we compete, customers focusing on cloud cost efficiencies and prioritizing cash flow management, and customer information technology spending budgets, which may be reduced during periods of high inflation or in recessionary or uncertain economic environments and may be impacted by geopolitical events such as the ongoing conflicts around the world. Failure to successfully address these factors, satisfy customer demands, achieve continued market acceptance over competitors, including open source alternatives, and achieve growth in sales of our offerings would harm our business, results of operations, financial condition, and growth prospects.

We intend to continue investing significantly in Confluent Cloud, our DSP capabilities and our BYOC offering, and if these fail to achieve further market adoption or increased consumption, our growth, business, results of operations, and financial condition could be harmed.

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

We also have limited experience marketing and selling our DSP capabilities and our BYOC offering. We expect our future growth to depend substantially on continued customer adoption and use of these capabilities and offerings, including as we continue to introduce additional features, functionalities, and use cases for such capabilities and offerings. In particular, the growth in adoption and usage of such capabilities and offerings will depend on, among other things, our ability to increase their market acceptance, improve customer understanding of their full benefits and potential uses cases, cost-effectively manage customers’ adoption and usage journey, including managing customer optimization, and ensure customers realize benefits in total cost of ownership relating to these capabilities and offerings. We may experience fluctuations in our growth from time to time due to these and other factors impacting the adoption and usage of our DSP capabilities and BYOC offering.

The growth rate of our Confluent Cloud revenue is also expected to fluctuate over time, including due to the usage-based nature of Confluent Cloud, customer adoption trends, and our shift to a consumption-oriented sales model for Confluent Cloud. Additionally, due in part to our shift to a consumption-oriented sales model, new customers acquired in 2024 tended to have lower initial consumption, which negatively impacted and may continue to negatively impact our revenue, growth rates, consumption forecasts, and results of operations. The ongoing success of this shift will depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offerings, and managing expected reductions in commitments for Confluent Cloud. We also believe certain customers are reluctant to make large and long-term commitments for Confluent Cloud, which has led to historical misalignment between our focus on upfront commitments and customer preferences and was a factor in the shift in our sales strategy to a consumption-oriented sales model. Growth of Confluent Cloud consumption may be harmed if we do not manage these factors effectively following the shift of our sales model to be oriented toward consumption. Our business and growth will also be negatively impacted if we do not experience the expected benefits from our shift to a consumption-oriented sales model following its implementation, including if we continue experiencing headwinds on consumption, use case expansion or adoption of Confluent Cloud due to other factors. To expand usage of and our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, increase customer awareness and adoption of our Data Streaming Platform, successfully demonstrate the value of Confluent Cloud over alternatives, including open source alternatives, successfully partner with customers to help them realize increased value in our offerings in an efficient and sustainable manner for consumption expansion over time, particularly in uncertain macroeconomic environments and with continuing customer focus on cloud cost controls and increased efficiency, cultivate relationships with potential customers in key industries and sectors, rapidly convert the sales pipeline into new customers and continue to expand and improve the productivity and incentive alignment of our sales and marketing organization. Continuing consumption volatility, including due to customer focus on cloud cost controls and increased efficiency, and our efforts in response will likely result in reduced consumption expansion over the near term.

We target small to medium-sized companies, including early-stage companies, as part of our overall sales and marketing strategy for Confluent Cloud. These customers typically demand faster deployment of Confluent Cloud within their organizations and prioritize ease of use. In addition, the sales cycle for these customers is typically shorter, requiring accelerated ramp time of our sales force and higher velocity marketing strategies. We have also historically targeted larger enterprise customers as part of our overall sales and marketing strategy, but expect to refine that strategy from time to time, including in connection with our shift to a consumption-oriented model for our sales motion. Reduced consumption by, or the loss or expected loss of, certain customers has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition. For example, Confluent Cloud consumption and growth, as well as our forecasts for Confluent Cloud, have been negatively impacted from time to time, and may be negatively impacted in the future, by lower than expected consumption from larger enterprise customers from time to time, including due to external factors such as continued scrutiny of IT spending and macroeconomic uncertainty as well as reorganizations, acquisitions, or strategic reprioritizations of such customers. If we are unsuccessful in these and our other efforts to drive market adoption of and expand usage of and the customer base for Confluent Cloud, or if we do so in a way that is not profitable, fails to compete successfully against our current or future competitors, or fails to adequately differentiate Confluent Cloud from open source alternatives, our growth, business, results of operations, and financial condition could be harmed.

We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.

While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 47% and 52% of our subscription revenue for the years ended December 31, 2024 and 2023, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition, and results of operations could be harmed.

As usage and adoption of our offerings grow, we will need to devote additional resources to improving our offerings' capabilities, features, and functionality. In addition, we will need to appropriately scale our internal business operations and our services organization to serve our growing customer base. Any failure of or delay in these efforts could result in impaired product performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates, or the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Further, any failure in optimizing the costs associated with our third-party cloud services as we scale could negatively impact our gross margins. Our expansion efforts will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies, vulnerabilities or service disruptions as a result of our efforts to scale our internal infrastructure, which may result in extended outages, loss of customer trust, and harm to our reputation. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition, and results of operations.

The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.

Our Data Streaming Platform combines and expands upon functionality from numerous traditional product categories, and hence we compete in each of these categories with products from a number of different vendors. Our primary competition, especially on-premise, is internal IT teams that develop data infrastructure software using open source software, including Apache Kafka. Our principal competitors in the cloud are the well-established public cloud providers that compete in their respective clouds. These enterprises are developing and have released fully-managed data ingestion and data streaming products, such as Azure Event Hubs (Microsoft Corporation), Amazon Managed Streaming for Apache Kafka, Amazon Kinesis, and Amazon Managed Service for Apache Flink (AWS), and Google Cloud Pub/Sub, Cloud Managed Service for Apache Kafka, and BigQuery Engine for Apache Flink (Google). On premise, there are a number of vendors with legacy products that have pivoted into this space including TIBCO Streaming, Cloudera Dataflow, Red Hat (IBM), AMQ Streams, and Oracle Cloud Infrastructure Streaming.

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

With the introduction of new technologies, market entrants, and open source alternatives, including those based on Apache Kafka, we expect that the competitive environment will remain intense going forward. Because Apache Kafka is open source and there are few technological barriers to entry into the open source market, it may be relatively easier for competitors, some of which may have greater resources than we have, to enter our markets and develop data-in-motion alternatives based on Apache Kafka. In addition, the data infrastructure market is large and continues to grow rapidly, and our future success will depend in part on differentiating our offerings from open source alternatives, including Apache Kafka, and other data-in-motion offerings. If we are unable to sufficiently differentiate our offerings from Apache Kafka, other offerings based on or derived from Apache Kafka, or other data-in-motion offerings, we may not be successful in achieving market acceptance of our offerings, which would limit our growth and future revenue. Some existing and prospective customers may elect to use certain of our data-in-motion platform functions under free-to-use licenses, which can reduce demand for our offerings. Such existing or prospective customers may also have reservations about utilizing proprietary software like our offerings and may instead opt to use solely open source software based on the perception that this will lower long-term costs and reduce dependence on third-party vendors. In addition, our existing customers have chosen or could in the future choose to develop similar capabilities in-house and strengthen their use of open source software, rather than continue to purchase our offerings.

Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. Any trend toward industry consolidation may negatively impact our ability to successfully compete and may impose pressure on us to engage in similar strategic transactions, including acquisitions, which would be costly and may divert management’s attention. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our offerings and platform capabilities to potential customers with existing solutions, we must convince their internal stakeholders that the capabilities of our offerings are superior to their current solutions.

We compete on the basis of a number of factors, including:

•
ease of deployment, integration, and use;
•
enterprise-grade data in motion;
•
the cloud-native capabilities of our offerings;
•
the ability to operate at scale and offer elasticity, end-to-end security, and reliability;
•
the completeness of our offerings, including as a complete Data Streaming Platform, and our ability to offer unified and scalable stream processing, integrated governance capabilities for higher data quality, and connectors to existing applications and IT and cloud infrastructure;
•
the availability of our offerings, including in multiple public clouds, for use in private clouds, in on-premises data centers, and customers’ own cloud environments;
•
quality of professional services and customer support;
•
price and total cost of ownership;
•
flexible pricing, such as pay-as-you-go delivery;
•
sales and marketing productivity and expertise;
•
brand recognition and reputation; and

•
adherence to industry standards and certifications.

Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their offerings to compete with our existing and new offerings and platform capabilities. Additionally, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our offerings. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their solutions at a lower price, which has resulted in, and may continue to result in, pricing pressures.

For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our offerings to continue to achieve or maintain market acceptance, any of which would harm our business, results of operations, and financial condition.

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
•
fluctuations in demand for, and our ability to effectively and competitively price, our offerings;
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
•
customers and potential customers opting for alternative products, including developing their own in-house solutions or opting to use only the free version of our offerings;
•
timing and amount of our investments to expand the capacity of our third-party cloud service providers;
•
seasonality in sales, customer implementations, and results of operations (including Confluent Cloud revenue);
•
investments in new offerings, features, and functionality;
•
fluctuations or delays in development, release, or adoption of new features and functionality for our offerings;

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
•
changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•
significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our offerings.

The calculation methodology of our key metrics, including adjustments in methodologies from time to time, may also result in fluctuations in period-over-period results that may not be indicative of our long-term performance or that result in differing interpretations of trends in our business. For example, we calculate ARR with respect to Confluent Cloud customers by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics.” While we believe this ARR methodology aligns with how our management assesses ARR internally and better reflects actual customer behavior compared to other methodologies, it assumes Confluent Cloud consumption trends over 12-month periods based on three months of actual consumption, which does not account for future fluctuations and unpredictability in consumption rates (which we have experienced in recent periods and expect to continue to experience) or reflect trends in the growth or contraction of subscriptions over time. Further, we have experienced fluctuations in NRR and, as Confluent Cloud’s contribution to our revenue continues to increase, we expect to continue to experience increased volatility in NRR as our customers’ consumption trends may vary significantly across quarters for various reasons, including due to periodic customer focus on IT spend and usage efficiencies, uncertainty in expected consumption ramp of a customer, our prioritization of consumption over commitment for Confluent Cloud, and pricing of Confluent Cloud, as well as external factors such as macroeconomic uncertainty and its effects on customers’ IT spending and customers’ organizational and business changes. As a result, our short-term NRR trends may be less indicative of longer-term timing and pace of Confluent Cloud customer expansion.

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

Our revenue mix is varied based on the revenue recognition principles applicable to our offerings. We recognize a portion of revenue from sales of subscriptions to Confluent Platform up front when our term-based license is delivered. The remainder, constituting post-contract customer support, maintenance, and upgrades, referred to together as PCS, comprises the substantial majority of the revenue and is recognized ratably over the subscription term. Confluent Cloud and WarpStream customers may purchase subscriptions either without a commitment contract, which we refer to as pay-as-you-go, or on a usage-based commitment contract of at least one year in duration. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based commitments are billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. Historically, our Confluent Cloud sales have been individually smaller, with varied usage levels from such customers over time, which may continue as we target small to medium-sized companies as part of our sales strategy for Confluent Cloud. However, larger Confluent Cloud sales, including those with terms over one year, may also result in greater variations in usage levels due to the timing and size of those commitments. In addition, we have experienced and expect to continue to experience an increased contribution from Confluent Cloud to our revenue mix. Macroeconomic impacts have caused, and may continue to cause, longer sales cycles compared to prior periods. We have also experienced continuing Confluent Cloud consumption volatility from larger enterprise customers. As a result, there may be fluctuations in revenue period over period as revenue is dependent on varying patterns of customer consumption and timing of sales and renewals of Confluent Platform, which can result in larger upfront revenue recognition upon delivery of the term-based licenses, as well as revenue mix. In addition, we may experience fluctuations in margins as a result of high cloud infrastructure costs resulting from increased Confluent Cloud sales. Future fluctuations in our revenue and results across periods, including due to further changes in our revenue mix, may make it difficult to assess our future growth and performance.

Downturns or upturns in our sales may not be immediately reflected in our financial position and results of operations.

We recognize a significant portion of our revenue ratably over the term of Confluent Platform subscriptions. As a result, any decreases in new subscriptions or renewals in any one period may not immediately be fully reflected as a decrease in revenue for that period but would negatively affect our revenue in future quarters, even though such a decrease would be reflected in certain of our metrics as of the end of such period. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of the subscription. In addition, fluctuations in usage under our usage-based offerings or monthly subscriptions for our pay-as-you-go offerings could affect our revenue on a period-over-period basis. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock would decline substantially, and we could face costly lawsuits, including securities class actions.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or to changing customer needs, requirements, or preferences, our offerings may become less competitive.

Our ability to attract new users and customers and increase revenue from existing customers depends in large part on our ability to enhance, improve, and differentiate our existing offerings, increase adoption and usage of our offerings, and introduce new offerings and capabilities. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. Because the market for our offerings is relatively new, it is difficult to predict customer adoption, increased customer usage and demand for our offerings, the size and growth rate of this market, the entry of competitive products, or the success of existing competitive products. If we are unable to enhance our offerings and keep pace with rapid technological change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently or more securely than our offerings, our business, financial condition, and results of operations could be adversely affected.

To remain competitive, we need to continuously modify and enhance our offerings to adapt to changes and innovation in existing and new technologies. We expect that we will need to continue to differentiate our Data Streaming Platform capabilities, as well as expand and enhance our platform to support a variety of adjacent use cases. This development effort will require significant engineering, sales, and marketing resources. For instance, with the increasing prominence of new technology like artificial intelligence, we may be required to commit significant resources to developing new products, capabilities and features. Customer adoption of our products, capabilities, or features may also lag our investments as customers scrutinize their spend relating to these technologies. Any failure to effectively offer solutions for these adjacent use cases could reduce customer demand for our offerings. Further, our offerings must also integrate with a variety of network, hardware, mobile, cloud, and software platforms and technologies, and we need to continuously modify and enhance our offerings to adapt to changes and innovation in these technologies. This development effort may require significant investment in engineering, support, marketing, and sales resources, all of which would affect our business and results of operations. Any failure of our offerings to operate effectively with widely adopted, future data infrastructure platforms, applications, and technologies would reduce the demand for our offerings. In addition, the landscape of data and infrastructure will be impacted by the adoption of artificial intelligence in ways that are currently unforeseeable and that could have significant risks and opportunities for our business. If we are unable to respond to evolving customer needs, requirements, or preferences in a cost-effective manner, our offerings may become less marketable and less competitive or obsolete, and our business, financial condition, and results of operations could be adversely affected.

The market for our offerings may develop more slowly or differently than we expect.

It is difficult to predict customer adoption rates, consumption, and demand for our offerings, the entry of competitive products or the future growth rate and size of the data infrastructure market. The expansion of this market depends on a number of factors, including the cost, performance, and perceived value associated with data infrastructure platforms as an alternative or supplement to legacy systems such as traditional databases, as well as the ability of platforms for data in motion to address heightened data privacy and security concerns. If we have a security incident or third-party cloud service providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for products as a whole, including our offerings, may be negatively affected. In addition, many of our potential customers have made significant investments in alternative data infrastructure platforms and may be unwilling to invest in new products, such as our offerings. If data-in-motion technology does not achieve market acceptance, including from rapidly evolving markets or industries, such as GenAI, or there is a reduction in consumption or demand caused by a lack of customer acceptance, technological challenges, economic conditions, data privacy and security concerns, governmental regulation, competing technologies and products, decreases in information technology spending or otherwise, the market for our offerings might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition, and results of operations. Additionally, while the adoption of generative AI and event-driven autonomous agents may drive future growth in our business, particularly with respect to our Data Streaming Platform capabilities, worldwide markets for generative AI applications may not develop in the manner we anticipate, or at all. In addition, because the markets for generative AI applications are still emerging, demand for our offerings in these markets may be unpredictable.

The competitive position of our offerings depends in part on their ability to operate with third-party products and services, including those of our partners, and if we are not successful in maintaining and expanding the compatibility of our offerings with such products and services, our business may be harmed.

The competitive position of our offerings depends in part on their ability to operate with products and services of third parties, including software companies, software services, and infrastructure, and our offerings must be continuously modified and enhanced to adapt to changes in hardware, software, networking, browser, and database technologies. In the future, one or more technology companies, whether our partners or otherwise, may choose not to support the operation of their software, software services, and infrastructure with our offerings, or our offerings may not support the capabilities needed to operate with such software, software services, and infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support our offerings. We intend to facilitate the compatibility of our offerings with various third-party software, software services, and infrastructure offerings by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations may be harmed.

If we are unable to successfully manage the growth of our professional services business and improve our margins from these services, our business, financial condition, and results of operations will be harmed.

Our professional services business, which engages with customers to help them in their strategy, architecture, and adoption of a data streaming platform, has grown as we have scaled our business. We believe our investment in professional services facilitates the adoption of our offerings, especially with larger customers. As a result, our sales efforts have focused on marketing our offerings to larger customers, rather than the profitability of our professional services business. If we are unable to successfully manage the growth of this business and improve our profit margin from these services, our business, financial condition, and results of operations will be harmed.

We face risks associated with the growth of our business with certain heavily regulated industry verticals.

We market and sell our offerings to customers in heavily regulated industry verticals, including the banking and financial services industries. As a result, we face additional regulatory scrutiny, risks, and burdens from the governmental entities and agencies which regulate those industries. Selling to and supporting customers in heavily regulated verticals and expanding in those verticals will continue to require significant resources, and there is no guarantee that such efforts will be successful or beneficial to us. If we are unable to successfully maintain or expand our market share in such verticals, or cost-effectively comply with governmental and regulatory requirements applicable to our activities with customers in such verticals, our business, financial condition, and results of operations may be harmed.

Seasonality may cause fluctuations in our sales and results of operations.

Historically, we have experienced seasonality in new customer bookings, as we typically sell a higher percentage of subscriptions to new customers and renewal subscriptions with existing customers in the fourth quarter of the year. We believe that this results from the procurement, budgeting and deployment cycles of many of our customers, particularly our enterprise customers. We expect that this seasonality will continue to affect our bookings and results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.

Sales to government entities are subject to a number of challenges and risks.

We sell to U.S. Federal, state, and local government customers, as well as foreign and governmental agency customers, generally through resellers. Sales to such entities, whether direct or indirect, are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracting with government entities (or higher-tier contractors to such entities) requires additional compliance from us and our offerings, including with contractual requirements, regulations, and Executive Orders; compliance with such requirements may require us to change certain of our operations and involve significant effort and expense, which could harm our margins, business, financial condition, and results of operations. If we fail to achieve compliance with these standards and requirements, we may be disqualified from selling our offerings to such governmental entities, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government contracting requirements may also change and in doing so restrict our ability to sell into the government sector until we have complied with such requirements. Further, achieving and maintaining certain government certifications, such as U.S. Federal Risk and Authorization Management Program (FedRAMP) authorization for Confluent Cloud, may require significant upfront cost, time, and resources. If we do not obtain U.S. FedRAMP authorization for Confluent Cloud, we will not be able to sell Confluent Cloud, directly or indirectly, to certain Federal government and other public sector customers as well as private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against larger enterprises whose competitive offerings are FedRAMP authorized. Further, there can be no assurance that we will secure commitments or contracts with government entities even if we obtain such certifications, which could harm our margins, business, financial condition, and results of operations. Government demand and payment for our offerings have been and may in the future be negatively impacted by public sector budgetary cycles and funding authorizations, such as federal government shutdowns, with funding reductions or delays adversely affecting public sector demand for our offerings.

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

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, technologies, or technical know-how that we believe could complement or expand our platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, we acquired WarpStream in September 2024 and added their BYOC data streaming solution to our offerings. Further, the proceeds we received from the IPO and our convertible notes offering increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. We may also have difficulty establishing our company values with personnel of acquired companies, which may negatively impact our culture and work environment. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions have in the past resulted and could in the future result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through equity and debt financings and sales of our offerings. While we have taken steps aimed at improving our operating efficiency, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur additional debt, the debt holders, together with holders of our outstanding convertible notes, would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including through future issuances of equity-linked or derivative securities, our existing stockholders could experience further dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

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

At the same time, anti-ESG sentiment has gained momentum among certain groups in the United States, and the federal and state governments have enacted or proposed “anti-ESG” policies. In addition, the U.S. Supreme Court’s ruling striking down race-based affirmative action in higher education has increased scrutiny of private sector employment practices, and activist groups and state attorneys general have begun to analogize the outcome of that case to private employment matters, asserting that certain corporate practices are discriminatory and unlawful. Such anti-ESG related policies, legislation, initiatives and scrutiny could expose us to the risk of litigation or result in legal costs and reputational harm.

Further, we may experience backlash from customers, government entities, employees, or other stakeholders who disagree with our actual or perceived positions, or with our lack of position on social, environmental, governance, political, public policy, or other sensitive issues.

Risks Related to Cybersecurity

If we, or third parties with whom we work, experience a security incident compromising the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, we could experience adverse consequences resulting from such compromise, including but not limited to, reputational harm, a reduction in the demand for our offerings, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, or other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, which includes personal information and our or our customers’ or other third parties’ sensitive, proprietary, and confidential information. As a result, we and the third parties with whom we work face a variety of evolving threats that have in the past and could in the future cause security incidents. Security incidents that compromise the confidentiality, integrity, and availability of this information could result from cyber-attacks, computer viruses (such as worms, spyware, or other malware), social engineering (including phishing), ransomware, supply chain attacks, denial of service attacks, credential harvesting or stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, including personnel who have authorized access to our systems and/or information, and security vulnerabilities in the software or systems on which we rely, including third-party systems. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. We have also experienced, and may in the future experience, inadvertent disclosures of confidential information, including source code, caused by accidental actions or inactions by personnel who have authorized access to our systems and the systems of third-party repositories of such information. If our personnel access authorization policies and processes for our systems and/or information are too permissive or if we do not implement adequate safeguards or controls in our information systems environments, we may experience additional security incidents due to errors or malfeasance from our personnel, customer dissatisfaction, loss of our proprietary and confidential information, or an increased risk of third-party breaches or cyber-attacks. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We face unique threats and vulnerabilities as a data streaming software company, including but not limited to, adverse consequences resulting from any vulnerabilities in our offerings and customer misuse of our offerings. The reliability and continuous availability of our offerings are critical to our success. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident.

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

Cybercrime and hacking techniques are constantly evolving, and we or third parties with whom we work may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. These risks are likely to increase as we continue to grow and process, control, store, and transmit increasingly large amounts of data.

While we have taken steps designed to protect the confidentiality, integrity, and availability of our systems and the sensitive, proprietary, and confidential information that we own, process, or control, our security measures or those of our third-party vendors may not be able to anticipate or implement effective preventive and remedial measures against all data privacy and security threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. We and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, which have resulted and may in the future result in unauthorized, unlawful, or accidental processing of our information, or vulnerabilities in the products or systems upon which we rely. In addition, we do not control the content that our customers transmit, process, and maintain using our offerings. Since some of our customers use our offerings for the transmission or storage of personal information and our security measures are, or are believed to have been, breached, our business may suffer, and we could incur significant liability.

We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. For example, customers have options on how they wish to authenticate their user identity to Confluent Cloud, including options such as local accounts or implementing SSO. Customers can choose their preferred method which allows them flexibility in their implementation. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer relationships, reputation, and revenue could be adversely impacted.

If we, or a third party with whom we work, experience a security incident that results in the compromise of the confidentiality, integrity, or availability of our systems or the sensitive, proprietary, or confidential information that we own, process, or control, or the perception that one has occurred, this could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our offerings, disrupt business operations, result in the exfiltration of proprietary data and information, including source code, require us to spend material resources to investigate or correct the incident and to prevent future security incidents, expose us to legal liabilities, including litigation, regulatory enforcement (including investigations, fines, penalties, audits, and inspections), additional oversight, restrictions or bans on processing personal information, indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations to implement specified security measures, and adversely affect our business, financial condition, and results of operations.

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

Real or perceived errors, failures, bugs, or defects in our offerings could adversely affect our reputation and harm our business.

Our offerings are complex and, like all software, may contain undetected defects or errors. We are continuing to evolve the features and functionality of our Data Streaming Platform through updates and enhancements, and as we do so, we may introduce additional defects or errors that may not be detected until after deployment by our customers. In addition, if our platform is not implemented or used correctly or as intended, inadequate performance and disruptions in service may result. Moreover, if we acquire companies or integrate into our platform technologies developed by third parties, we may encounter difficulty in incorporating the newly-obtained technologies into our platform and maintaining the quality standards that are consistent with our reputation. Since our customers use our Data Streaming Platform for important aspects of their business, any actual or perceived errors, defects, bugs, or other performance problems could damage our customers’ businesses. Any defects or errors in our platform, or the perception of such defects or errors, could result in a loss of, or delay in, market acceptance of our offerings, loss of existing or potential customers, and delayed or lost revenue and could damage our reputation and our ability to convince enterprise users of the benefits of our offerings.

In addition, errors in our Data Streaming Platform could cause system failures, loss of data or other adverse effects for our customers that may assert warranty and other claims for substantial damages against us. Although our agreements with our customers typically contain provisions that seek to limit our exposure to such claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims. These claims, even if unsuccessful, could be costly and time consuming to defend and could harm our business, financial condition, results of operations, and cash flows.

Interruptions or performance problems associated with our offerings may adversely affect our business, financial condition, and results of operations.

Our continued growth depends in part on our ability to provide a consistently reliable Data Streaming Platform. If we are unable to do so due to vulnerabilities in programming, coding errors, outages caused by our platform’s complexity or scale or due to disruptions in cloud services, or because the systems complexity and scale result in extended outages, we may experience a loss of customers, lost or delayed market acceptance of our offerings, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, and the diversion of our resources.

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

In the ordinary course of our business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share, and process sensitive, proprietary, confidential, and regulated information, including personal information, trade secrets, intellectual property, and other business information, that belongs to us or that we handle on behalf of others such as our customers. As such, we, our customers, and third parties with whom we work, are subject to numerous evolving and increasingly stringent foreign and domestic laws and requirements relating to data privacy and security that are increasing the cost and complexity of operating our business. These requirements may also include regulations, guidance, industry standards, policies, contractual obligations, external and internal policies and procedures, and other obligations related to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act, or CCPA, imposes several obligations on covered businesses, including requiring specific disclosures in privacy notices related to a business’s collection, use, and sharing of personal information, implementing new operational practices, and honoring requests from California residents to exercise certain privacy rights related to their personal information. The CCPA contains civil potential penalties for noncompliance of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The California Privacy Protection Agency was established to implement and enforce the CCPA and actively investigates and enforces against organizations. As of December 2024, at least 20 U.S. states have passed comprehensive data privacy and security laws, and similar laws are being considered in several other states as well as at the federal and local levels. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, pursuant to various data privacy and security laws and other obligations, we are now and may in the future be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences.

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

Furthermore, European data privacy and security laws, including the EU GDPR and UK GDPR, generally restrict the transfer of personal information from the European Economic Area, or EEA, and the UK to countries that are not generally considered by some data protection authorities as providing an adequate level of data protection. Swiss laws contain similar data transfer restrictions. The European Commission recently released updated Standard Contractual Clauses and the EU-U.S. Data Privacy Framework, mechanisms to transfer personal information outside of the EEA, which impose additional obligations for cross-border data transfers. These mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these mechanisms to lawfully transfer personal information to the United States. Countries outside of Europe have enacted or are considering similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of doing business. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased risk of regulatory actions, penalties, and data processing restrictions or bans. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the Standard Contractual Clauses was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal information to the United States. Evolving cross-border data transfer requirements may also result in reduced demand for our services and require us to increase our data processing capabilities and other operations in Europe at significant expense.

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

We are and may in the future be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, data privacy laws including the EU GDPR, UK GDPR, U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, and CCPA require companies to impose specific contractual restrictions on their service providers or processors. In addition, some customers that use certain of our offerings to process protected health information require us to sign business associate agreements that subject us to the data privacy and security requirements under HIPAA and the U.S. Health Information Technology for Economic and Clinical Health Act, as well as state laws that govern the data privacy and security of health information. Our customers’ increasing data privacy and security requirements also increase the cost and complexity of ensuring that the third parties with whom we work to operate our business and deliver our services can meet these standards. If we or third parties with whom we work are unable to meet our customers’ demands or comply with the increasingly stringent legal or contractual requirements they impose on us relating to data privacy and security, including requirements based on updated Standard Contractual Clauses, we may face increased legal liability, customer contract terminations and reduced demand for our services.

Some of our employees and personnel use GenAI technologies to perform their work, and the disclosure and use of personal information in such technologies is subject to various data privacy and security laws and obligations. Governments have passed and are likely to pass additional laws regulating GenAI, including, for example, Colorado’s Consumer Protections for Artificial Intelligence law (effective in February 2026), and the EU’s AI Act, which is expected to be adopted and enforced by 2026. Our use of this technology could result in additional compliance costs and regulatory investigations and actions. If we are unable to use GenAI, it could make our business less efficient and result in competitive disadvantages.

Finally, we publish privacy policies, marketing material, and other documentation or statements regarding our collection, use, disclosure, and other processing of personal information. Although we endeavor to adhere to these policies, statements, and documentation, we, and the third parties with whom we work, may at times fail to do so or may be perceived to have failed to do so. Such failures could result in regulatory enforcement action as well as costly legal claims by affected individuals or our customers.

The number and scope of obligations related to data privacy and security are quickly changing. Preparing for and attempting to comply with these obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal data on our behalf. We strive to comply with applicable data privacy and security laws and requirements, but we cannot fully determine the impact that current or future such laws and requirements may have on our business or operations. Such laws or requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. If we, or the third parties with whom we work to operate our business and deliver our services, fail to comply, or are perceived as failing to comply, with our legal or contractual obligations relating to data privacy and security, or our policies and documentation relating to personal information, we could face governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Sales and Marketing Efforts and Brand

Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offerings.

Our ability to increase our customer base, achieve broader market adoption and acceptance of our offerings, and expand our potential customer and sales pipeline and brand awareness will depend to a significant extent on our ability to expand and improve the productivity and effectiveness of our sales and marketing organization. We plan to continue expanding our direct sales force, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including to decrease the time required for our sales personnel to achieve desired productivity levels. Historically, newly hired sales personnel have needed several quarters to achieve desired productivity levels. We expect to continue investing significant financial and other resources in our sales and marketing efforts, which will result in increased costs and impact our margins and results of operations. Our revenue growth rate, business, and results of operations have from time to time been harmed and may in the future be harmed if our sales and marketing efforts fail to successfully expand our potential customer and sales pipeline and existing customer engagement with our offerings, including through increasing brand awareness, new customer acquisition, and market adoption of our offerings, particularly for Confluent Cloud. We must also continue to effectively develop and optimize our sales and marketing capabilities following our shift to a consumption-oriented sales model for Confluent Cloud, otherwise our business, financial condition, and results of operations may suffer. In addition, we may not achieve anticipated revenue growth from investing in our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time or at all, or if our sales and marketing programs are not effective. Our efforts in this regard may be disrupted by a variety of factors, including continuing macroeconomic uncertainty and slower than expected ramp time for our sales and marketing organization, and may result in near term headwinds to our growth. Additionally, attrition in our sales organization has adversely impacted and may continue to adversely impact our ability to meet our sales, consumption and revenue forecasts, cause delays in our sales cycle, and result in increased costs, any of which would harm our growth, business, results of operations, and financial condition.

If we fail to maintain and enhance our brand, including among developers, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.

We believe that maintaining and enhancing the Confluent brand, including among developers, is important to support the marketing and sale of our existing and future offerings to new customers and expansion of sales to existing customers. We believe that the importance of brand recognition will increase as competition in our market increases. In particular, we believe that enhancing the Confluent brand will be critical to the growth and market adoption and acceptance of Confluent Cloud due to the presence of open source alternatives, competing large public cloud providers with widespread name recognition, such as AWS, Azure, and GCP, and other data infrastructure platforms. Software developers, including those within our customers’ IT departments, are often familiar with our underlying technology and value proposition. We rely on their continued adoption of our offerings to evangelize on our behalf within their organizations and increase reach and mindshare within the developer community. Actions that we have taken in the past or may take in the future with respect to Apache Kafka or our community license, including the development and growth of our proprietary offerings, may be perceived negatively by the developer community and harm our reputation. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, our ability to successfully differentiate our offerings and their capabilities from competitive products, including open source alternatives, and our ability to increase our reach and mindshare in the developer community. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition, and results of operations may suffer.

We have a limited history with pricing models for our offerings, and we may need to adjust the pricing terms of our offerings, which could have an adverse effect on our revenue and results of operations.

We have limited experience with respect to determining the optimal prices for our offerings, and, in particular, we have limited experience pricing our offerings under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. We have changed our pricing model from time to time and expect to continue to do so in the future. We also expect to continue providing additional features and functionality for our offerings as we work toward expanding applications and use cases for our offerings, which will require us to continuously evaluate optimal pricing for our offerings. If we do not optimally adjust pricing for our offerings, our revenue and margins as well as future customer acquisitions may be negatively impacted. As the markets for our offerings mature, as macroeconomic conditions evolve, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or on the same terms. Moreover, enterprise customers may demand greater price concessions, or we may be unable to increase prices to offset increases in costs, including hosting costs associated with Confluent Cloud and increases related to inflationary pressures. However, our historical data and operating experience may be insufficient to adequately inform our future pricing strategies for changing market environments. As a result, we have been, and may in the future be, required to reduce our prices or increase our discounting, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

Sales to enterprise customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.

As of December 31, 2024 and December 31, 2023, we had 1,381 customers and 1,229 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offerings and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offerings, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of the evaluation and purchasing approval processes. Since the process for deployment, configuration, and management of our offerings is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offerings. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions or usage commitments. In certain circumstances, an enterprise customer’s decision to use our offerings may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offerings. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offerings on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offerings widely enough across their organization to justify our substantial upfront investment.

Given these factors, it is difficult to predict whether and when a sale will be completed and when revenue from a sale will be recognized due to the variety of ways in which customers may purchase our offerings. This may result in lower than expected revenue in any given period, which would have an adverse effect on our business, results of operations, and financial condition.

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

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our offerings at all or generate any particular level of revenue for us.

Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our Data Streaming Platform and offerings by our competitors. Even if the market in which we compete meets our size estimates and growth forecasts, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Risks Related to Our Customers

If we are unable to attract new customers or expand our potential customer and sales pipeline, our business, financial condition, and results of operations will be adversely affected.

To increase our revenue, we must continue to generate market acceptance of our brand and attract new customers and expand our potential customer and sales pipeline. Our success will depend to a substantial extent on the widespread adoption of our Data Streaming Platform, including its capabilities to enable customers to stream, connect, process, and govern their data, as an alternative to competing solutions, including open source alternatives. In addition, as our market matures, our offerings evolve, and competitors introduce lower cost or differentiated products that compete with our offerings, our ability to sell our offerings could be impaired. Similarly, our sales efforts could be adversely impacted if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our offerings or if they prefer to purchase competing products that are bundled together with other types of products, such as data infrastructure platforms offered by public cloud providers. Our existing sales and marketing strategies for new customer acquisition may also be unsuccessful. For example, we offer free, limited evaluation and developer usage of Confluent Platform and free introductory usage of Confluent Cloud to encourage awareness, usage, familiarity, and adoption, and a pay-as-you-go arrangement for Confluent Cloud without usage commitments. If we are unable to successfully convert these free users into paying customers, or convert pay-as-you-go customers into customers with usage-based commitments, we will not realize the intended benefits of this marketing and adoption strategy. Additionally, our success depends in part on the adoption and expanded use of our offerings by customers who are subject to rapidly evolving rules, regulations, and industry standards or are in new or emerging markets, such as GenAI, which may impact our ability to generate market acceptance of our offerings or cause market acceptance of our offerings to develop more slowly than we expect. As a result of these and other factors, we may be unable to attract new customers or expand our potential customer and sales pipeline, which may have an adverse effect on our business, financial condition, and results of operations.

Our business depends on our existing customers renewing their subscriptions and usage-based commitments, purchasing additional subscriptions and usage-based commitments, and expanding their use of our offerings.

Our future success depends in part on our ability to expand our customers’ use of our offerings into additional use cases, our customers renewing their subscriptions and usage-based commitments, and our ability to develop our offerings for additional use cases and applications. The terms of our subscriptions and usage-based commitments are primarily one year in duration. Our customers have no obligation to renew after the expiration of the applicable term. In order for us to maintain or improve our results of operations, it is important that our customers enter into relationships with us that increase in value over time, and renew and expand their subscriptions with us, including through the use of our offerings for additional use cases and applications. Although we seek to increase our revenue through expanded use of our offerings by customers in additional use cases, we may not be successful in such efforts. Our dollar-based net retention rate has historically declined or fluctuated, and may further decline or fluctuate, as a result of a number of factors, including loss of one or more customers, the timing and size of any such losses, including as a result of a customer not renewing, business strength or weakness of our customers, customer usage of our offerings, customer satisfaction with the capabilities of our offerings and our level of customer support, our prices, the capabilities and prices of competing products, decisions by customers to use open source alternatives, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including high interest rates and inflation, currency exchange rate fluctuations, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, as some customers transition from Confluent Platform to Confluent Cloud, our dollar-based net retention rate may decline or fluctuate, at least in the short term, as those customers replace subscriptions to Confluent Platform with usage-based commitments. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of competing products, internally developed or managed solutions, including those based on Apache Kafka or other open source alternatives, mergers and acquisitions of our customers, and global economic conditions. These factors have been and may continue to be exacerbated as our customer base of larger enterprises continues to grow, which may require increasingly sophisticated and costly sales efforts, if large enterprises further develop internal capabilities, as our customer base matures, and if a recessionary or uncertain economic environment negatively impacts our customer base’s information technology budgets. In addition, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the United States, which could result in loss of customers or reduced usage of our offerings. If our customers do not renew their subscriptions and/or usage-based commitments, expand their use of our offerings, and purchase additional products from us, our revenue may decline and our business, financial condition, and results of operations may be harmed.

If we or any of our partners fail to offer high-quality support, our reputation could suffer.

Our customers rely on our or our channel partners’ support personnel to resolve issues and realize the full benefits that our offerings provide. High-quality support is also important for the continuation and expansion of our relationships with existing customers. The importance of these support functions will increase as we expand our business and pursue new customers. In certain cases when we provide our offerings for sale by channel partners as part of their value-added offerings, our partners may be responsible for providing support and support personnel for our customers. We often have limited to no control or visibility in such cases. If we or such partners do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our sales to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.

Incorrect implementation or use of our offerings, or our customers’ failure to update Confluent Platform, could result in customer dissatisfaction and negatively affect our reputation, business, operations, financial results, and growth prospects.

Our offerings are often used for and within large scale, complex IT environments. Our customers and some partners require education and experience in the proper use of and the benefits that can be derived from our offerings to maximize their potential. If users of our offerings do not implement, use, or update our offerings correctly or as intended, then inadequate performance and/or security vulnerabilities may result. Because our customers rely on our offerings to manage a wide range of operations, the incorrect implementation or use of our offerings, or our self-managed customers’ failure to update Confluent Platform, or our failure to train customers on how to use our offerings productively may result in customer dissatisfaction and negative publicity, and may adversely affect our reputation and brand. Our failure to effectively provide education and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, which would adversely affect our business and growth prospects.

Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for infringement, misappropriation, or other violation of intellectual property rights, data protection, and other losses.

Certain of our agreements with our customers and other third parties include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights, data protection, compliance with laws, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, platform, our acts or omissions under such agreements, or other contractual obligations. From time to time, our customers and other third parties have requested, and may in the future request, us to indemnify them for such claims or liabilities. In certain circumstances, our agreements provide for uncapped indemnity liability for certain intellectual property infringement claims. Large indemnity payments could harm our business, financial condition, and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to them, and we may be required to cease use of or modify certain functions of our offerings as a result of any such claims. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our subscriptions and services and adversely affect our business, financial condition, and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging unauthorized access to or disclosure of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

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

Risks Related to Our Intellectual Property

We use third-party open source software in our offerings, which could negatively affect our ability to sell our offerings or subject us to litigation or other actions.

We use third-party open source software in our offerings, most significantly Apache Kafka Apache Flink, and Apache Iceberg, and we expect to continue to incorporate such open source software in our offerings in the future. Many open source software licenses, including the Apache License, Version 2.0, state that any work of authorship licensed under it may be reproduced and distributed provided that certain conditions are met. However, we may be subject to suits by parties claiming ownership rights in what we believe to be permissively licensed open source software or claiming non-compliance with the applicable open source licensing terms. It is possible that a court would hold the Apache License, Version 2.0 to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that open source components of our offerings may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of our offerings.

In addition, some open source licenses require end-users who distribute or make available across a network software and services that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that is inconsistent with our applicable policies, or that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their offerings, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits or threats of lawsuits by parties claiming ownership rights in what we believe to be permissively licensed open source software. Resulting litigation could be costly for us to defend and harm our reputation, business, financial condition, and results of operations. If our activities were determined to be out of compliance with the terms of any applicable “copyleft” open source licenses, we may be required to publicly release certain portions of our proprietary source code for no cost, we could face an injunction for our offerings, and we could also be required to expend substantial time and resources to re-engineer some or all of our software.

We also regularly contribute source code under open source licenses and have made some of our own software available under open source or source-available licenses, and we include third-party open source software in our offerings. Because the source code for any software we contribute to open source projects, including Apache Kafka, Apache Flink, and Apache Iceberg, or distribute under open source or source-available licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely, and we may be limited in our ability to prevent our competitors or others from using such contributed source code. While we have policies in place that govern such submissions, there is a risk that employees may submit proprietary source code or source code embodying our intellectual property, in either case, not intended to be distributed in such a manner, to such open source projects. In addition, the use of third-party open source software may expose us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may publicize vulnerabilities or otherwise make it easier for hackers and other third parties to determine how to compromise our platform or the systems of our customers who are running our offerings. Any of the foregoing could be harmful to our business, results of operations or financial condition, and could help our competitors develop products and services that are similar to or better than ours.

Our offerings have evolved from Apache Kafka, Apache Flink and other open source software, which are widely available, and therefore, we do not own the exclusive rights to the use of Apache Kafka, Apache Flink and other open source software, nor are we able to control the evolution, enhancement, and maintenance of Apache Kafka, Apache Flink and other open source software.

The technology underlying our offerings has evolved from certain open source software, such as Apache Kafka and Apache Flink, and as a result we cannot exclude other companies from adopting and modifying certain common elements of our software and that of such open source software. With open source software, competitors can also develop competing products without the amount of overhead and lead time required for traditional proprietary software development. In addition, if competing products are also based on or compatible with Apache Kafka or Apache Flink, existing customers may also be able to easily transfer their applications to competing products. Competitors with greater resources than ours or members of the Apache Kafka or Apache Flink communities may create similar or superior offerings, or modify Apache Kafka or Apache Flink with different, superior features, and could make such products available to the public free of charge. Our competitors or members of the open source community may also develop a new open source project or a closed-source proprietary product that is similar to or superior to Apache Kafka or Apache Flink in terms of features or performance, in turn gaining popularity or replacing Apache Kafka as the new standard for data-in-motion technology among developers and other users. As a result, the future of Apache Kafka, Apache Flink and other open source software could change dramatically and such change in trajectory, use and acceptance in the marketplace and resulting competitive pressure could result in reductions in the prices we charge for our offerings, loss of market share, and adversely affect our business operations and financial outlook. Additionally, the development and growth of our proprietary offerings may result in the perception within the open source community of a diminution of our commitment to Apache Kafka, Apache Flink and other open source platforms. Such perceptions may negatively affect our reputation within the developer community, which may adversely affect market acceptance and future sales of our offerings.

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

In addition, we cannot assure you that our patent applications will result in issued patents, and we may be unable to obtain or maintain patent protection for our technology. In addition, our issued patents or any patents issued from future patent applications or licensed to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or offerings. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or offerings. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our offerings and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our offerings are available.

The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, or required to rebrand our offerings or prevented from selling our offerings if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our offerings and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach. In the past, certain of our proprietary data and information, including source code, was exfiltrated. This and any future similar incidents may lead to unauthorized use of our intellectual property rights by third parties. Third parties with access to our exfiltrated source code may also glean insights into our proprietary architecture by examining structural elements of the source code. Due to the nature of this incident, our ability to enforce our rights against such unauthorized users may be limited or not possible.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect such rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, or countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offerings and platform capabilities, impair the functionality of our offerings and platform capabilities, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our offerings, or injure our reputation.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

Our success depends, in part, on our ability to develop and commercialize our offerings without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our offerings are infringing, misappropriating or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation or violation. Lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention. The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our offerings or cease business activities related to such intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

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

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. We expect that the occurrence of infringement claims is likely to grow as the market for our Data Streaming Platform grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.

Risks Related to Our Dependence on Third Parties

We rely on third-party providers of cloud-based infrastructure to host Confluent Cloud. Any failure to adapt our offerings to evolving network architecture technology, disruption in the operations of these third-party providers, limitations on capacity or use of features, or interference with our use could adversely affect our business, financial condition, and results of operations.

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

We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including enterprise resource planning, order management, billing, project management, human resources, technical support, and accounting and other operational activities. If these services become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business and results of operations.

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

From time to time, there have been and may in the future be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and certain other key employees are generally employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss or transition of one or more of our executives, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offerings.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. We have experienced attrition, and increased attrition and related challenges have negatively impacted and may continue to negatively impact our growth, and may negatively impact employee morale, any of which may harm our growth, business, results of operations, or financial condition. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, inflationary pressures, or stress over economic or geopolitical events such as those the global market is currently experiencing, may result in employee attrition. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, experiences significant volatility, or increases such that current and prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Additionally, in order to retain our existing employees and manage potential attrition, including as a result of stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we have issued and may in the future issue additional equity awards, which could negatively impact our results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 40% of our revenue for both the years ended December 31, 2024 and 2023. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2024, approximately 46% of our full-time employees were located outside of the United States, with 18% and 8% of our full-time employees located in India and the UK, respectively. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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
•
the need to adapt and localize our offerings for specific countries;
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

Substantially all of our subscriptions and services are billed in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the United States, which could adversely affect our results of operations. In addition, an increasing portion of our operating expenses and balance sheet items are incurred outside the United States. These operating expenses and balance sheet items are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. We currently hedge a portion of operating expenses denominated in certain currencies against foreign currency exchange rate fluctuations. If we are not able to successfully hedge against the risks associated with fluctuations in these currencies or if we do not hedge a sufficient portion of such operating expenses, our financial condition and results of operations could be adversely affected.

Risks Related to Our Tax, Legal, and Regulatory Environment

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our offerings are subject to U.S. export controls, including the Export Administration Regulations, and we incorporate encryption technology into our offerings. Our offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report, as applicable.

Furthermore, we are required to comply with economic and trade sanctions laws and regulations administered by governments where our offerings are provided, including the U.S. government (including regulations administered and enforced by the Office of Foreign Assets Control of the U.S. Treasury Department and the U.S. Department of State). For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. These economic and trade sanctions prohibit or restrict the shipment of most products and services to embargoed jurisdictions or sanctioned parties, unless required export authorizations are obtained. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

While we have taken certain precautions to prevent our offerings from being provided in violation of export control and sanctions laws, and are in the process of enhancing our policies and procedures relating to export control and sanctions compliance, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.

If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our offerings or could limit our end-customers’ ability to implement our offerings in those countries. Additionally, export restrictions recently imposed on Russia and Belarus specifically limit the export of encryption software to these locations. Changes in our offerings or future changes in export and import regulations may create delays in the introduction of our offerings in international markets, prevent our end-customers with international operations from deploying our offerings globally or, in some cases, prevent the export or import of our offerings to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential end-customers with international operations. Any decreased use of our offerings or limitation on our ability to export or sell our offerings would adversely affect our business, results of operations, and growth prospects.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.

We are subject to the FCPA, U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our offerings and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “ransomware,” “viruses,” “worms,” “malware,” “phishing attacks,” “data breaches,” and similar malicious programs, behavior, and events, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our offerings and related services could suffer.

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

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our offerings and adversely affect our results of operations.

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

As of December 31, 2024, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of $1,403.6 million and $560.8 million, respectively, which may be available to offset taxable income in the future. The federal NOLs are carried forward indefinitely, but are limited to 80% of annual taxable income. A portion of the state NOLs begin to expire in various years beginning in 2025 if not utilized. In addition, as of December 31, 2024, we had foreign NOL carryforwards of $58.9 million which can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Annual Report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2024, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 69.2% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 7.1% of our outstanding classes of common stock as a whole, but controls approximately 23.4% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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
•
changes in our revenue mix;
•
changes in the pricing of our offerings;
•
changes in our projected operating and financial results;
•
changes in laws or regulations applicable to our offerings;
•
seasonality in sales, customer implementations and results of operations;
•
announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•
significant data breaches, disruptions to or other incidents involving our offerings;
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

In addition, as of December 31, 2024, up to 23,420,926 shares of our Class B common stock and up to 20,300,422 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 54,419,060 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, many of our employees have elected to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

The Chief Information Security Officer, in coordination with our Chief Financial Officer, Chief Accounting Officer, certain members of the Company’s legal team and certain third-party service providers (“Cybersecurity Risk Management Team”), is primarily responsible for identifying, assessing, and managing the Company’s cybersecurity threats and risks. Through our Cybersecurity Risk Management Team, we identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example manual and automated tools, conducting scans of threat environment, use of external intelligence feeds, internal and third-party threat assessments and evaluating our industry’s risk profile, subscribing to reports and services that identify cybersecurity threats, evaluating threats reported to us, and conducting red/blue team testing and tabletop incident response exercises.

Depending on the particular environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: network security controls, system monitoring, incident detection and response, incident response policy, disaster recovery and business continuity plans, vulnerability management policy, penetration testing, encryption of data, data segregation controls, employee training, physical security cyber insurance, vendor risk management program, risk assessments, implementation of security standards/certifications, access controls, dedicated cybersecurity staff, and asset management, tracking and disposal.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, security management works with senior management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and reports to the audit committee of the board of directors, which reviews our overall risk management framework and programs.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the Chief Information Security Officer, who oversees the Company’s Trust and Security department, and the members of the Cybersecurity Risk Management Team. Our Trust and Security department has significant collective experience in relevant computer science and engineering disciplines and cybersecurity matters.

The Chief Information Security Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Chief Information Security Officer is also responsible for approving budgets, helping to prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

The audit committee receives regular reports from the Chief Information Security Officer concerning the Company’s significant cybersecurity threats and risks and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risks, and mitigation measures.

Item 2. Properties

Our headquarters are located in Mountain View, California, where we lease approximately 75,475 square feet pursuant to a lease which terminates in 2026. We also lease other offices including in London, England, Bengaluru, India, Dubai, United Arab Emirates, and Singapore. Additionally, we hold many office service memberships in numerous other locations globally. We do not own any real property. We believe that our facilities are adequate to meet our current needs.

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

Holders of Record

As of February 4, 2025, there were 64 stockholders of record of our Class A common stock and 27 stockholders of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

The performance graph below compares the cumulative total return on our Class A common stock from June 24, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2024 with (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, assuming the investment of $100 in our Class A common stock and in both of the other indices on June 24, 2021 and the reinvestment of dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$-
6/24/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024.

Overview

Confluent is pioneering the Data Streaming Platform category, setting data in motion to power the world’s real-time operations and analytics. We have established a new category of data infrastructure and built a comprehensive platform that enables organizations to stream, connect, process, and govern data in motion across their enterprise. The Data Streaming Platform is designed to serve as the intelligent connective tissue linking all of the applications, systems, and data layers within the company into a single central nervous system of real-time streams of data. This Data Streaming Platform is emerging as one of the most strategic parts of the next-generation technology stack, enabling modern companies to serve their customers, improve their offerings, outpace their competition, and win in the digital-first and AI-powered world.

Confluent is designed to act as the nexus of real-time data, from every source, allowing it to stream across the organization and enabling applications to harness it to power real-time customer experiences and data-driven business operations. The Data Streaming Platform delivers four key capabilities, Stream, Connect, Process, and Govern, that reinforce each other to create a comprehensive platform for data in motion. Streaming is the foundation, enabling data to continuously move in real-time to power modern business operations and applications. As companies implement more and more data streams they must connect a growing number of systems, applications, and data sources with the ultimate goal of building a complete network that spans the entire technology stack of the company. Once the network of connected systems and applications begins to grow, companies increasingly need to process data in real-time in order to transform, clean, and augment the data as it moves from one system to another. Finally, as the scale and scope of streaming increases, companies need to govern these data assets to ensure they are discoverable, secure, compliant, and trustworthy as they power a growing number of critical applications within the company. As the adoption of Confluent’s Data Streaming Platform grows within an organization, the network effects we generate create even more value to the organization as a whole. We believe that Confluent, over time, will become the central nervous system for modern digital enterprises, providing ubiquitous real-time connectivity and powering real-time applications across the enterprise.

We generate our revenue primarily from the sale of subscriptions to our Data Streaming Platform, designed to span across all environments. Confluent Cloud is a fully-managed, cloud-native software-as-a-service (“SaaS”) offering available on all of the leading cloud providers. Confluent Platform is an enterprise-ready, self-managed software offering that can be deployed in our customers’ on-premise, private cloud, and public cloud environments. WarpStream is a Bring Your Own Cloud (“BYOC”) managed service offering where the raw data resides inside a customer’s own cloud environment. All of these offerings can be leveraged both individually in their respective environments and collectively as a single unified Data Streaming Platform.

Confluent Cloud and WarpStream customers may purchase subscriptions either without a commitment contract on a month-to-month basis, which we refer to as pay-as-you-go, or under a usage-based commitment contract of at least one year in duration, in which customers commit to specified per-usage rates. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based commitments are typically billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. As a result, our revenue may fluctuate from period to period due to varying patterns of customer consumption. Confluent Platform customers receive access to our proprietary features and various tiers of customer support. Our subscriptions primarily have one-year terms and are generally billed annually in advance.

We are focused on the acquisition of new customers and expanding within our current customers. Our “consumption-oriented” go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka®, Apache Flink®, and Apache Iceberg®, community downloads, and our enterprise sales force. We acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a commitment contract. Once customers see the benefits of our platform for their initial use cases, we believe that they will expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our Data Streaming Platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 5,800 and 4,960 customers as of December 31, 2024 and 2023, respectively, representing year-over-year growth of 17%. We have experienced significant growth, with revenue of $963.6 million and $777.0 million for the years ended December 31, 2024 and 2023, respectively, representing year-over-year growth of 24%.

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

Key Factors Affecting Our Performance

Developing Innovative, Market-Leading Offerings and Expanding Developer Mindshare

We are focused on delivering market-leading offerings. We believe it is critical for us to maintain our product leadership position and further increase the strength of our brand and reputation to drive revenue growth. We have made significant investments in our Data Streaming Platform to enable customers to stream, connect, process, and govern their data. For example, we significantly re-architected the technologies underlying data in motion, including open source Apache Kafka, with our purpose-built Kora engine, which powers Confluent Cloud to be a fully-managed cloud service. Additionally, our acquisition of immerok GmbH, an Apache Flink stream processing managed services company, enabled us to re-architect Flink as a cloud-native service on Confluent Cloud and release Confluent Platform for Apache Flink, while our Stream Governance suite establishes trust in real-time data movement and maintains stream quality, security, and regulatory compliance. We have also expanded to include support to materialize data streams as Apache Iceberg tables, which has rapidly become the open source standard for open table formats across numerous analytics compute engines. We expect our future growth to depend in large part on increased customer adoption and usage expansion of our Data Streaming Platform products. While customer adoption of our Data Streaming Platform products remains in early stages, we believe we have a robust opportunity to help our customers understand and realize the benefits of our complete Data Streaming Platform. We intend to continue to invest efficiently in our engineering capabilities, including through acquisitions, and marketing activities to maintain our strong position within the developer community. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering continues to represent an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer users a free cloud trial and a pay-as-you-go arrangement to encourage adoption and expand via new use cases to increase usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our revenue to continue to increase over time. Our Confluent Cloud revenue represented 51% and 45% of our total revenue for the years ended December 31, 2024 and 2023, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations have in the past fluctuated and may continue to fluctuate from period to period due to the usage-based nature of Confluent Cloud, our shift to a consumption-oriented sales model for Confluent Cloud, and varying patterns of customer consumption and adoption trends, including due to impacts from macroeconomic uncertainty and related effects on customer IT spending, as described above.

Growing Our Customer Base

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and increasingly prioritized consumption over commitments, including by creating more self-serve opportunities and completing our shift to a consumption-oriented sales model for Confluent Cloud, we have broadened our reach of customers and are able to attract a greater array of customers, including those in the earlier stages of data streaming adoption. Our ability to attract new customers will depend on and has historically been impacted by a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities and to focus on consumption over commitments, our ability to enhance our brand and educate potential customers about the benefits and reduced total cost of ownership of our offerings compared to alternatives for data in motion, such as Apache Kafka, Apache Flink, and Apache Iceberg, our ability to effectively and competitively price our offerings, our ability to expand features and functionalities of our offerings, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, and competitive dynamics in our target markets. We had approximately 5,800 and 4,960 customers as of December 31, 2024 and 2023, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers, and may fluctuate due to acquisitions, consolidations, spin-offs, and other market activity.

Retaining and Expanding Revenue from Existing Customers

Our business model and future growth are driven by customer renewals and increasing existing customer consumption and subscriptions over time, referred to as land-and-expand. Our ability to retain and expand revenue from existing customers, including through increased consumption of our offerings and contractual commitments and renewals, will depend on and has historically been impacted by a number of factors, including market acceptance of our offerings compared to data-in-motion alternatives, such as Apache Kafka, Apache Flink, and Apache Iceberg pricing of our offerings, customer satisfaction, expansion of features and functionalities of our offerings, competition, macroeconomic conditions, and overall changes in our customers’ spending levels. In particular, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, resulting in lower consumption expansion from time to time, primarily due to continued customer focus on near-term cloud cost controls and driving efficiencies and resulting impacts on expansion in new use cases. Despite the continuing uncertain economic backdrop and consumption volatility, we believe we have significant opportunities to partner with our customers to help them realize increased value in Confluent in an efficient and sustainable manner, including through expansion of new use cases to drive their strategic goals. While these dynamics are expected to continue to result in reduced or fluctuating consumption expansion over the near term, we believe they can lead to more durable consumption expansion over time.

Investing in Growth and Scaling our Business

We believe our market opportunity is significant, and we are focused on continuing to make disciplined investments in our long-term revenue and profitability potential. We believe it is critical to scale across all organizational functions in order to capture this opportunity. Investments we make in our research and development and sales and marketing organizations will occur in advance of experiencing the benefits from such investments, and it may be difficult for us to determine if we are efficiently allocating resources. Our revenue growth potential is dependent on the effectiveness of such investments, which include the development of new product features and enhancements, and the continued refinement of our go-to-market strategies, including for our Data Streaming Platform products and our shift to a consumption-oriented sales model for Confluent Cloud. To navigate more challenging macroeconomic conditions, we intend to take a disciplined approach in investing to grow our business to take advantage of our expansive market opportunity while also optimizing for improvements in profitability, margins, and cash flow, including by streamlining our operating expenses.

Key Business Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure our performance, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

Subscription Revenue

We believe subscription revenue reflects the performance of our business because it captures both delivery of contractual commitments from Confluent Platform and consumption from Confluent Cloud and WarpStream. We discuss subscription revenue under “Components of Results of Operations.”

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as (1) with respect to Confluent Platform customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud and WarpStream customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud and WarpStream in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offerings, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,381 and 1,229 customers with $100,000 or greater in ARR as of December 31, 2024 and 2023, respectively.

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud and WarpStream in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was 117% as of December 31, 2024, demonstrating our ability to expand within existing customers. Over the near term, we expect our dollar-based NRR to be tempered as a result of our shift to a consumption-oriented sales model for Confluent Cloud. Our dollar-based NRR as of December 31, 2024 was also tempered by, and over the near term is expected to continue to be tempered by, consumption volatility, resulting in reduced consumption expansion from certain customers, as described above under “—Key Factors Affecting Our Performance—Retaining and Expanding Revenue from Existing Customers.” Our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends have experienced and may continue to experience fluctuations across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of subscriptions to our Data Streaming Platform for customers to stream, connect, process, and govern all of their data. Our subscription offerings are designed to span across all environments: Confluent Cloud, our fully-managed cloud-native offering, Confluent Platform, our self-managed software offering, and WarpStream, a BYOC managed service offering. The vast majority of our revenue from Confluent Cloud for the years ended December 31, 2024 and 2023 was based on usage-based commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Revenue from Confluent Platform includes revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. Pay-as-you-go and WarpStream arrangements have historically represented an immaterial portion of our subscription revenue.

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

Gross Margin. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our subscriptions and services, changes in our revenue mix, including the mix of revenue between our Confluent Cloud, Confluent Platform, WarpStream, and service offerings, timing and amount of usage of third-party cloud infrastructure resources, infrastructure optimization, and timing and extent of our investments in growth and scaling our business. We expect our gross margin to fluctuate over time depending on the factors described above.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, and stock-based compensation, amortization of deferred contract acquisition costs, which primarily consist of sales commissions and the associated payroll taxes, conferences, costs related to marketing programs, travel-related costs, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time and continue to be our largest operating expense for the foreseeable future as we invest in our sales and marketing efforts. We also expect a greater increase in our sales and marketing expenses as a result of shifting our sales compensation plan to be oriented toward consumption for Confluent Cloud, which results in higher upfront expense recognition from consumption-oriented sales commissions.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our cash and cash equivalents and marketable securities, including amortization of premiums and accretion of discounts on marketable securities, amortization of debt issuance costs, gains and losses from foreign currency transactions, and realized gains and losses on marketable securities.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of income taxes in certain foreign and U.S. federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and U.K. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue:
Subscription	$922,091	$729,112	$535,009
Services	41,551	47,840	50,935
Total revenue	963,642	776,952	585,944
Cost of revenue:
Subscription(1)	208,600	176,004	146,324
Services(1)	48,870	53,666	56,091
Total cost of revenue	257,470	229,670	202,415
Gross profit	706,172	547,282	383,529
Operating expenses:
Research and development(1)	421,237	348,752	264,041
Sales and marketing(1)	547,379	504,929	456,452
General and administrative(1)	156,703	137,520	125,710
Restructuring and other related charges	-	34,854	-
Total operating expenses	1,125,319	1,026,055	846,203
Operating loss	(419,147)	(478,773)	(462,674)
Other income, net	84,486	72,099	16,416
Loss before income taxes	(334,661)	(406,674)	(446,258)
Provision for income taxes	10,404	36,072	6,293
Net loss	$(345,065)	$(442,746)	$(452,551)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue - subscription	$27,133	$25,620	$23,136
Cost of revenue - services	9,306	11,096	9,253
Research and development	166,468	139,809	101,499
Sales and marketing	134,015	124,568	99,366
General and administrative	58,738	48,740	44,402
Total stock-based compensation expense	$395,660	$349,833	$277,656

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription	96%	94%	91%
Services	4	6	9
Total revenue	100	100	100
Cost of revenue:
Subscription	22	23	25
Services	5	7	10
Total cost of revenue	27	30	35
Gross profit	73	70	65
Operating expenses:
Research and development	44	45	45
Sales and marketing	57	65	78
General and administrative	16	18	21
Restructuring and other related charges	0	4	0
Total operating expenses	117	132	144
Operating loss	(43)	(62)	(79)
Other income, net	9	9	3
Loss before income taxes	(35)	(52)	(76)
Provision for income taxes	1	5	1
Net loss	(36)%	(57)%	(77)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Subscription	$922,091	$729,112	$192,979	26%
Services	41,551	47,840	(6,289)	(13)%
Total revenue	$963,642	$776,952	$186,690	24%

Subscription revenue increased by $193.0 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the year ended December 31, 2024. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate, which was 117% as of December 31, 2024. Confluent Cloud and Confluent Platform contributed 53% and 47% of our subscription revenue during the year ended December 31, 2024, respectively, compared to 48% and 52% during the year ended December 31, 2023, respectively.
Services revenue decreased by $6.3 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a decrease in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$208,600	$176,004	$32,596	19%
Services	48,870	53,666	(4,796)	(9)%
Total cost of revenue	$257,470	$229,670	$27,800	12%
Gross profit	$706,172	$547,282	$158,890	29%

	Year Ended December 31,
	2024	2023
Gross margin
Subscription	77%	76%
Services	(18)%	(12)%
Total gross margin	73%	70%

Cost of subscription revenue increased by $32.6 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to an increase of $18.4 million in third-party cloud infrastructure costs, an increase of $6.3 million in amortization of internal-use software and an increase of $3.5 million in software license costs.

Cost of services revenue decreased by $4.8 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily due to a decrease in personnel-related costs and allocated overhead costs driven by decreased headcount.

Our subscription gross margin increased primarily due to efficiencies in personnel-related costs offset by a change in our revenue mix toward Confluent Cloud which has a lower gross margin. Our services gross margin decreased primarily due to personnel-related costs decreasing at a lower rate than services revenue.

Research and Development

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$421,237	$348,752	$72,485	21%
Percentage of revenue	44%	45%

Research and development expenses increased by $72.5 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to an increase of $48.5 million in personnel-related costs and allocated overhead costs, an increase of $10.4 million in software license costs, an increase of $5.6 million in acquisition-related compensation costs, and an increase of $4.3 million in third-party cloud infrastructure costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $26.7 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$547,379	$504,929	$42,450	8%
Percentage of revenue	57%	65%

Sales and marketing expenses increased by $42.5 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to an increase of $24.0 million in personnel-related costs and allocated overhead costs, an increase of $8.4 million in amortization of deferred contract acquisition costs, an increase of $4.7 million in travel-related costs, and an increase of $3.7 million in marketing and event expenses. The increase in personnel-related costs was mainly driven by increased headcount, an increase of $15.8 million in commissions expense, and a $9.4 million increase in stock-based compensation expense.

General and Administrative

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$156,703	$137,520	$19,183	14%
Percentage of revenue	16%	18%

General and administrative expenses increased by $19.2 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to an increase of $18.0 million in personnel-related costs and allocated overhead costs, mainly driven by increased headcount and an increase of $10.0 million in stock-based compensation expense.

Restructuring and Other Related Charges

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring and other related charges	$-	$34,854	$(34,854)	(100)%
Percentage of revenue	0%	4%

Restructuring and other related charges decreased by $34.9 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 as our restructuring actions to adjust our cost structure and real estate footprint were taken in 2023. See Note 12 to our consolidated financial statements for further information.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net	$84,486	$72,099	$12,387	17%

Other income, net increased by $12.4 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to higher yields on cash, cash equivalents, and marketable securities.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Loss before income taxes	$(334,661)	$(406,674)	$72,013	(18)%
Provision for income taxes	10,404	36,072	(25,668)	(71)%
Effective tax rate	(3.1)%	(8.9)%

Provision for income taxes decreased by $25.7 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. For the year ended December 31, 2023, tax expense of $26.4 million was related to an intra-group transfer of acquired intellectual property. See Note 13 to our consolidated financial statements for further information.

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

As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,910.6 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits.

We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments, primarily related to our office space. As of December 31, 2024, our purchase obligations were $610.6 million, of which $193.4 million is expected to be paid within 12 months and the remainder thereafter. As of December 31, 2024, our operating lease payment obligations were $18.7 million, of which $9.4 million is expected to be paid within 12 months and the remainder thereafter. See Note 9, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

We have generated significant operating losses and negative cash flows from operations. As of December 31, 2024, we had an accumulated deficit of $1,989.2 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$33,460	$(103,657)	$(157,333)
Net cash used in investing activities	$(74,978)	$(84,851)	$(865,805)
Net cash provided by financing activities	$79,806	$102,372	$82,241

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

Cash provided by operating activities of $33.5 million for the year ended December 31, 2024 primarily consisted of our net loss of $345.1 million, adjusted for non-cash charges of $445.7 million, and net cash outflows of $67.2 million from changes in our operating assets and liabilities, net of the effects of a business combination. Our non-cash charges included $395.7 million of stock-based compensation expense, net of amounts capitalized, $54.3 million of amortization of deferred contract acquisition costs, and $22.1 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by $37.8 million of net accretion of discounts on marketable securities. The main drivers of the changes in operating assets and liabilities, net of the effects of a business combination, were an $86.6 million increase in accounts receivables due to timing of billings and collections as well as overall growth of our sales, a $53.2 million increase in deferred contract acquisition costs due to our sales, and a $10.1 million decrease in operating lease liabilities due to lease payments, partially offset by a $56.2 million increase in deferred revenue corresponding with our increased sales and a $25.6 million increase in accrued expenses and other liabilities due to timing of accruals and payments.

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

Cash Flows from Investing Activities

Cash used in investing activities of $75.0 million for the year ended December 31, 2024 was primarily due to purchases of marketable securities of $1,539.7 million, cash paid for a business combination, net of cash acquired of $115.5 million, and capitalized internal-use software development costs of $21.4 million, partially offset by proceeds from maturities and sales of marketable securities of $1,606.5 million.

Cash used in investing activities of $84.9 million for the year ended December 31, 2023 was primarily due to purchases of marketable securities of $1,586.7 million, cash paid for business combinations, net of cash acquired of $55.8 million, and capitalized internal-use software development costs of $17.8 million, partially offset by maturities of marketable securities of $1,578.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $79.8 million for the year ended December 31, 2024 was due to $55.8 million in proceeds from the issuance of common stock upon exercises of stock options and $24.0 million in proceeds from the issuance of common stock under our employee stock purchase plan.

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

Interest Rate Risk

As of December 31, 2024, we had $1,910.6 million of cash, cash equivalents, and marketable securities in a variety of securities including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Confluent, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Confluent, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Development of Standalone Selling Price and Allocation of the Transaction Price to Performance Obligations

As described in Notes 2 and 10 to the consolidated financial statements, subscription revenue was $922 million for the year ended December 31, 2024. The Company’s contracts with customers often contain multiple performance obligations. For these contracts, management allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. SSP is established based on multiple factors, including prices at which the Company separately sells standalone subscriptions and services. In cases where directly observable standalone sales are not available, such as when license and post contract support are not sold on a standalone basis, management establishes the SSP by using information such as the historical selling price of performance obligations in similar transactions, market conditions, and the Company’s pricing practices, which can require significant judgment and are subject to change based on continuous reevaluation. There may be more than one SSP for individual subscriptions and services due to the stratification of subscription support tiers and services. Management also considers if there are any additional material rights inherent in a contract, and if so, allocates revenue to the material right as a performance obligation.

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

February 18, 2025

We have served as the Company’s auditor since 2018.

Confluent, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$385,980	$349,761
Marketable securities	1,524,583	1,551,009
Accounts receivable, net	314,306	229,962
Deferred contract acquisition costs	47,271	43,937
Prepaid expenses and other current assets	79,179	76,986
Total current assets	2,351,319	2,251,655
Property and equipment, net	78,680	54,012
Operating lease right-of-use assets	8,818	10,061
Goodwill	164,406	51,998
Intangible assets, net	7,924	3,492
Deferred contract acquisition costs, non-current	71,468	75,815
Other assets, non-current	12,296	13,776
Total assets	$2,694,911	$2,460,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,531	$6,714
Accrued expenses and other liabilities	194,250	141,847
Operating lease liabilities	8,694	7,890
Deferred revenue	378,771	330,570
Total current liabilities	589,246	487,021
Operating lease liabilities, non-current	9,138	17,391
Deferred revenue, non-current	30,430	22,436
Convertible senior notes, net	1,092,149	1,088,313
Other liabilities, non-current	12,722	35,233
Total liabilities	1,733,685	1,650,394
Commitments and contingencies (Note 9)

	December 31, 2024	December 31, 2023
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 271,787,370 and 224,737,415 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 61,097,976 and 86,774,127 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	2,953,080	2,453,293
Accumulated other comprehensive (loss) income	(2,641)	1,270
Accumulated deficit	(1,989,216)	(1,644,151)
Total stockholders’ equity	961,226	810,415
Total liabilities and stockholders’ equity	$2,694,911	$2,460,809

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription	$922,091	$729,112	$535,009
Services	41,551	47,840	50,935
Total revenue	963,642	776,952	585,944
Cost of revenue:
Subscription	208,600	176,004	146,324
Services	48,870	53,666	56,091
Total cost of revenue	257,470	229,670	202,415
Gross profit	706,172	547,282	383,529
Operating expenses:
Research and development	421,237	348,752	264,041
Sales and marketing	547,379	504,929	456,452
General and administrative	156,703	137,520	125,710
Restructuring and other related charges	-	34,854	-
Total operating expenses	1,125,319	1,026,055	846,203
Operating loss	(419,147)	(478,773)	(462,674)
Other income, net	84,486	72,099	16,416
Loss before income taxes	(334,661)	(406,674)	(446,258)
Provision for income taxes	10,404	36,072	6,293
Net loss	$(345,065)	$(442,746)	$(452,551)
Net loss per share, basic and diluted	$(1.07)	$(1.47)	$(1.62)
Weighted-average shares used to compute net loss per share, basic and diluted	321,863,416	300,727,487	280,080,357

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(345,065)	$(442,746)	$(452,551)
Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on marketable securities	2,569	9,099	(9,279)
Net unrealized (loss) gain on derivative instruments	(6,480)	1,627	653
Other comprehensive (loss) income, net of tax	(3,911)	10,726	(8,626)
Total comprehensive loss	$(348,976)	$(432,020)	$(461,177)

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2022	271,801,882	$3	$1,599,962	$(830)	$(748,854)	$850,281
Issuance of common stock upon early exercise of unvested options	59,185	-	-	-	-	-
Repurchases of unvested common stock	(157,672)	-	-	-	-	-
Vesting of early exercised options	-	-	11,467	-	-	11,467
Issuance of common stock upon exercise of vested options	12,139,056	-	42,767	-	-	42,767
Vesting of restricted stock units	4,155,049	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	1,386,680	-	40,939	-	-	40,939
Stock-based compensation	-	-	285,200	-	-	285,200
Other comprehensive loss, net of tax	-	-	-	(8,626)	-	(8,626)
Net loss	-	-	-	-	(452,551)	(452,551)
Balances as of December 31, 2022	289,384,180	3	1,980,335	(9,456)	(1,201,405)	769,477
Repurchases of unvested common stock	(35,203)	-	-	-	-	-
Vesting of early exercised options	-	-	2,834	-	-	2,834
Issuance of common stock upon exercise of vested options	11,454,829	-	73,640	-	-	73,640
Vesting of restricted stock units	9,486,112	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	1,221,624	-	28,708	-	-	28,708
Stock-based compensation	-	-	367,776	-	-	367,776
Other comprehensive income, net of tax	-	-	-	10,726	-	10,726
Net loss	-	-	-	-	(442,746)	(442,746)
Balances as of December 31, 2023	311,511,542	3	2,453,293	1,270	(1,644,151)	810,415
Vesting of early exercised options	-	-	1,215	-	-	1,215
Issuance of common stock upon exercise of vested options	7,454,089	-	56,409	-	-	56,409
Vesting of restricted stock units	12,236,356	-	-	-	-	-
Issuance of common stock in connection with a business combination	132,476	-	2,642	-	-	2,642
Issuance of common stock in connection with a business combination subject to future vesting	397,436	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	1,153,447	-	23,970	-	-	23,970
Stock-based compensation	-	-	415,551	-	-	415,551
Other comprehensive loss, net of tax	-	-	-	(3,911)	-	(3,911)
Net loss	-	-	-	-	(345,065)	(345,065)
Balances as of December 31, 2024	332,885,346	$3	$2,953,080	$(2,641)	$(1,989,216)	$961,226

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(345,065)	$(442,746)	$(452,551)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	22,089	13,910	7,620
Net accretion of discounts on marketable securities	(37,766)	(42,505)	(8,891)
Amortization of debt issuance costs	3,836	3,813	3,799
Amortization of deferred contract acquisition costs	54,258	45,888	37,339
Non-cash operating lease costs	3,966	3,992	8,608
Lease abandonment charges	-	15,667	-
Stock-based compensation, net of amounts capitalized	395,660	349,833	277,656
Deferred income taxes	277	1,889	(237)
Other	3,370	2,358	1,384
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(86,562)	(53,593)	(42,080)
Deferred contract acquisition costs	(53,246)	(61,354)	(62,801)
Prepaid expenses and other assets	844	(10,387)	(17,850)
Accounts payable	127	(14,452)	13,580
Accrued expenses and other liabilities	25,639	61,333	9,948
Operating lease liabilities	(10,140)	(7,479)	(9,209)
Deferred revenue	56,173	30,176	76,352
Net cash provided by (used in) operating activities	33,460	(103,657)	(157,333)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(21,404)	(17,845)	(10,334)
Purchases of marketable securities	(1,539,716)	(1,586,693)	(2,051,908)
Sales of marketable securities	15,311	-	-
Maturities of marketable securities	1,591,164	1,578,323	1,200,558
Purchases of investments in privately-held companies	(2,250)	-	-
Purchases of property and equipment	(2,567)	(2,834)	(4,121)
Cash paid for business combinations, net of cash acquired	(115,516)	(55,802)	-
Net cash used in investing activities	(74,978)	(84,851)	(865,805)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	55,836	73,919	42,461
Proceeds from issuance of common stock upon early exercise of unvested options	-	-	416
Repurchases of unvested common stock	-	(255)	(789)
Payments of debt issuance costs for convertible senior notes	-	-	(786)
Proceeds from issuance of common stock under employee stock purchase plan	23,970	28,708	40,939
Net cash provided by financing activities	79,806	102,372	82,241
Effect of exchange rate changes on cash and cash equivalents	(2,069)	116	(4)
Net increase (decrease) in cash and cash equivalents	36,219	(86,020)	(940,901)
Cash and cash equivalents at beginning of period	349,761	435,781	1,376,682
Cash and cash equivalents at end of period	$385,980	$349,761	$435,781

	Year Ended December 31,
	2024	2023	2022
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$11,706	$8,053	$5,529
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$19,891	$17,943	$7,544
Issuance of common stock in connection with a business combination	$2,642	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,722	$-	$998
Vesting of early exercised stock options	$1,215	$2,834	$11,467

See accompanying notes to the consolidated financial statements.

Confluent, Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

Description of Business

Confluent, Inc. (“Confluent” or the “Company”) provides a Data Streaming Platform that enables customers to connect their applications, systems, and data layers and can be deployed as a fully-managed cloud-native software-as-a-service (“SaaS”) offering, Confluent Cloud, as a self-managed software offering, Confluent Platform, or as a Bring Your Own Cloud (“BYOC”) managed service offering where the raw data resides inside a customer’s own cloud environment, WarpStream. Confluent also offers professional services and education services. The Company was incorporated in the state of Delaware in September 2014 and is headquartered in California with various other global office locations.

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

Functional Currency

The reporting currency of the Company is the U.S. dollar. The U.S. dollar is the functional currency for all subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date, and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. Net foreign exchange losses were not material for the years ended December 31, 2024 and 2023, and $2.5 million for the year ended December 31, 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including money market funds, U.S. treasury securities, U.S. agency obligations, commercial paper, and time deposits with remaining maturities at the date of purchase of three months or less, to be cash equivalents.

Marketable Securities

The Company’s marketable securities consist of corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale securities. The Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable securities within current assets.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable on the consolidated balance sheets consists of trade accounts receivable and unbilled receivables, net of an allowance for expected credit losses. Trade accounts receivable are stated at the invoiced amount and consist of amounts currently due from customers. Unbilled receivables represent revenue recognized in excess of invoiced amounts for the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer, such that only the passage of time is required before payment of consideration is due. The unbilled receivables balance was $130.7 million and $64.2 million as of December 31, 2024 and 2023, respectively.

Accounts receivable are reduced by an allowance for expected credit losses. The allowance for expected credits losses represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including the age of the receivable balance, past collection experience with the customer, historical write-off experience, credit quality of the customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts receivable deemed uncollectible are written off against the allowance for expected credit losses when identified and the Company no longer actively pursues collection of the receivable. The Company’s allowance for expected credit losses was not material as of December 31, 2024 and 2023. Additions to and write-offs against the allowance for expected credit losses were not material for the years ended December 31, 2024, 2023, and 2022.

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

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, marketable securities, accounts receivable, and derivative instruments. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company invests its excess cash in highly rated money market funds and in marketable securities. The Company extends credit to customers in the normal course of business. The Company maintains an allowance for expected credit losses on customers’ accounts when deemed necessary. The Company mitigates its counterparty credit risk related to derivative instruments by transacting with major financial institutions with high credit ratings.

No customer represented 10% or greater of total revenue for the years ended December 31, 2024, 2023, and 2022. No customer represented 10% or greater of gross accounts receivable as of December 31, 2024 and 2023.

Deferred Contract Acquisition Costs

The Company capitalizes incremental costs of obtaining a contract with a customer if such costs are recoverable. Such costs primarily consist of sales commissions earned by the Company’s sales force and the associated payroll taxes. Sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized over an estimated period of benefit, which the Company has determined to be one to five years. To determine the period of benefit, the Company has considered its technology development cycle, the cadence of software releases, the nature of its customer contracts, the duration of customer relationships, and the expected renewal period. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts and incremental sales to existing customers) are deferred and then amortized over the renewal contract term.

Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the consolidated statements of operations. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the years ended December 31, 2024, 2023, and 2022.

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

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized within property and equipment, net on the consolidated balance sheets. Amortization is computed using the straight-line method over the estimated useful life of the capitalized software asset, which is generally three to five years. The amortization of internal-use software costs is included in cost of revenue in the consolidated statements of operations. The Company evaluates the useful life of these assets on a periodic basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company did not recognize any impairment of capitalized internal-use software costs during the years ended December 31, 2024, 2023, and 2022.

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

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the consolidated financial statements and any resulting gain or loss is reflected in the consolidated statements of operations. There were no material gains or losses incurred as a result of retirement or sale during the years ended December 31, 2024, 2023, and 2022.

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

Business Combinations

When the Company acquires a business, the purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed, if any, is recorded as goodwill. Determining the fair value of intangible assets requires the use of estimates including, but not limited to, the selection of valuation methodologies, time and resources required to recreate the assets acquired, and selection of comparable companies. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations.

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment, operating lease right-of-use assets, and acquired intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the undiscounted future cash flows the assets are expected to generate. If the carrying amount exceeds the undiscounted future cash flows, the carrying amount of such assets is reduced to fair value. There were no impairment charges related to long-lived assets during the years ended December 31, 2024, 2023, and 2022.

Goodwill is not amortized but rather tested for impairment at least annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. There were no goodwill impairment charges during years ended December 31, 2024 and 2023.

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

Revenue Recognition

The Company generates revenue from the sale of subscriptions and services. Subscription revenue consists of subscriptions to Confluent Cloud, a fully-managed SaaS offering that is entirely cloud-native, Confluent Platform, a self-managed offering for on-premise deployments, and WarpStream, a BYOC managed streaming service where the raw data resides inside a customer’s own cloud environment. Confluent Cloud and WarpStream customers may purchase subscriptions either without a commitment contract on a month-to-month basis, which the Company refers to as pay-as-you-go, or under a usage-based commitment contract of at least one year in duration, in which customers commit to specified per-usage rates. Revenue from the Company’s pay-as-you-go and WarpStream arrangements were immaterial portions of subscription revenue during the years ended December 31, 2024, 2023, and 2022. The Company primarily enters into subscription contracts with one-year terms, and subscription contracts are generally non-cancelable and non-refundable, although customers can terminate for breach if the Company materially fails to perform. Services revenue consists of revenue from professional services and education services. The Company generates sales of its subscriptions and services through its sales teams, self-service channel, and partner ecosystem, including the major cloud provider marketplaces.

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

(ii) identification of the performance obligations in the contract

Performance obligations are identified based on the subscriptions and services that will be transferred to the customer that are both (1) capable of being distinct, whereby the customer can benefit from the subscriptions or services either on their own or together with other resources that are readily available from third parties or from the Company, and (2) distinct in the context of the contract, whereby the transfer of the subscriptions and services is separately identifiable from other promises in the contract. Where applicable, the Company also identifies material rights as performance obligations. To the extent a contract includes multiple promised subscriptions or services, the Company applies judgment to determine whether promised subscriptions or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, or if performance obligations follow the same pattern of recognition, the promised subscriptions or services are accounted for as a combined performance obligation. The Company has concluded that its contracts with customers do not contain warranties that give rise to a separate performance obligation.

(iii) measurement of the transaction price

The transaction price is the total amount of consideration the Company expects to be entitled to in exchange for the subscriptions and services in a contract. The transaction price in a usage-based SaaS contract is typically equal to the commitment in the contract, less any discounts provided. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The vast majority of Company’s contracts do not contain a material significant financing component.

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

Subscription Revenue

The Company’s subscription revenue includes revenue from Confluent Cloud and WarpStream for its usage-based commitment contracts and pay-as-you-go arrangements, which is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract.

The Company’s subscription revenue also includes revenue from Confluent Platform for term-based licenses sold in conjunction with post-contract customer support, maintenance, and upgrades, referred to together as PCS. The license provides the right to use licensed proprietary software features, which represents significant standalone functionality and is therefore deemed a distinct performance obligation. License revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS is based on its continuous pattern of transfer to the customer and therefore is recognized ratably over the contract term.

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

Cost of Services Revenue

Cost of services revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with professional services and education services, costs of third-party consultants and partners who supplement our services delivery team, and allocated overhead.

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

Advertising Costs

Advertising costs are expensed as incurred or when the advertising first takes place, based on the nature of the advertising, and are recorded in sales and marketing expenses in the consolidated statements of operations. Advertising expense was $31.5 million, $27.7 million, and $28.7 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Net Loss Per Share

The Company computes basic and diluted net loss per share attributable to Class A and Class B common stockholders using the two-class method required for companies with participating securities. The Company considers unvested common stock to be participating securities, as the holders of such securities have non-forfeitable dividend rights in the event that a dividend is paid on common stock.

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period, excluding unvested common stock that is subject to repurchase and unvested restricted common stock. Basic and diluted net loss per share were the same for the years ended December 31, 2024, 2023, and 2022, as the inclusion of all potentially dilutive shares was anti-dilutive due to the net loss reported for each period.

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

Segment and Geographic Information

The Company operates its business as one operating and reportable segment as the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s CODM primarily uses consolidated net loss as the measure of profit or loss to facilitate analysis of the Company’s financial trends, and for internal planning and forecasting purposes. Consolidated expense information included on the consolidated statements of operations and total stock-based compensation expense included in Note 11 Stockholders’ Equity are regularly provided to the CODM.

As of December 31, 2024 and 2023, substantially all of the Company’s long-lived assets, including property and equipment, net, and operating right-of-use assets were located in the United States. See Note 10 for revenue disaggregated by geographic markets.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Segment Reporting: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this guidance for the year ended December 31, 2024 and the adoption did not have a material impact on its consolidated financial statements and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

Income Statement —Reporting Comprehensive Income: In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosure about certain costs and expenses in the notes to the consolidated financial statements on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$667,102	$1,022	$(473)	$667,651
Corporate notes and bonds	514,655	1,157	(199)	515,613
U.S. agency obligations	253,886	402	(353)	253,935
Commercial paper	80,357	21	-	80,378
Time deposits	7,006	-	-	7,006
Total marketable securities	$1,523,006	$2,602	$(1,025)	$1,524,583

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$834,235	$257	$(1,355)	$833,137
U.S. agency obligations	403,035	599	(875)	402,759
Corporate notes and bonds	279,328	838	(457)	279,709
Commercial paper	35,407	-	(3)	35,404
Total marketable securities	$1,552,005	$1,694	$(2,690)	$1,551,009

The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$135,641	$(473)	$-	$-	$135,641	$(473)
U.S. agency obligations	114,378	(353)	-	-	114,378	(353)
Corporate notes and bonds	89,794	(191)	18,813	(8)	108,607	(199)
Total	$339,813	$(1,017)	$18,813	$(8)	$358,626	$(1,025)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$487,260	$(1,074)	$46,130	$(281)	$533,390	$(1,355)
U.S. agency obligations	206,105	(390)	80,657	(485)	286,762	(875)
Corporate notes and bonds	100,295	(293)	31,277	(164)	131,572	(457)
Commercial paper	6,810	(3)	-	-	6,810	(3)
Total	$800,470	$(1,760)	$158,064	$(930)	$958,534	$(2,690)

For available-for-sale debt securities in an unrealized loss position, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of December 31, 2024 and 2023. Realized gains and losses were not material for the years ended December 31, 2024, 2023, and 2022.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Due within one year	$1,025,678	$1,027,248
Due after one year through five years	497,328	497,335
Total	$1,523,006	$1,524,583

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$326,576	$-	$326,576
U.S. treasury securities	-	11,489	11,489
Marketable securities:
U.S. treasury securities	-	667,651	667,651
Corporate notes and bonds	-	515,613	515,613
U.S. agency obligations	-	253,935	253,935
Commercial paper	-	80,378	80,378
Time deposits	-	7,006	7,006
Derivative instruments:
Foreign currency forward contracts	-	1,062	1,062
Total assets	$326,576	$1,537,134	$1,863,710
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$5,914	$5,914
Total liabilities	$-	$5,914	$5,914

	December 31, 2023
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$264,923	$-	$264,923
U.S. treasury securities	-	52,130	52,130
Marketable securities:
U.S. treasury securities	-	833,137	833,137
U.S. agency obligations	-	402,759	402,759
Corporate notes and bonds	-	279,709	279,709
Commercial paper	-	35,404	35,404
Derivative instruments:
Foreign currency forward contracts	-	3,219	3,219
Total assets	$264,923	$1,606,358	$1,871,281
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$1,272	$1,272
Total liabilities	$-	$1,272	$1,272

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, time deposits, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the years ended December 31, 2024, 2023, and 2022.

As of December 31, 2024 and 2023, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $988.7 million and $917.9 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8 for further information on the Company’s convertible senior notes.

5. Derivative Instruments and Hedging

The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	December 31, 2024	December 31, 2023
Foreign currency forward contracts designated as hedging instruments	$180,754	$125,617
Foreign currency forward contracts not designated as hedging instruments	95,191	99,918
Total derivative instruments	$275,945	$225,535

The following table summarizes the fair value of the Company’s derivative instruments on the consolidated balance sheets (in thousands):

	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$205	$1,789
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	716	906
Foreign currency forward contracts designated as hedging instruments	Other assets, non-current	141	524
Total derivative assets		$1,062	$3,219
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$3,829	$18
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	1,368	1,239
Foreign currency forward contracts designated as hedging instruments	Other liabilities, non-current	717	15
Total derivative liabilities		$5,914	$1,272

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,280	$653	$-
Net (loss) gain recognized in other comprehensive (loss) income	(4,995)	3,035	653
Net gain reclassified from AOCI to earnings	(1,485)	(1,408)	-
Ending balance	$(4,200)	$2,280	$653

As of December 31, 2024, $4.2 million of net unrealized losses was included in the balance of accumulated other comprehensive income (loss) related to foreign currency forward contracts designated as hedging instruments. The Company expects to reclassify $4.3 million of unrealized losses from accumulated other comprehensive income (loss) into earnings over the next 12 months.

The following table summarizes the effect of foreign currency forward contracts on the consolidated statements of operations (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	December 31,		December 31,
	2024	2023	2024	2023
Cost of revenue - subscription	$213	$150	$-	$-
Cost of revenue - services	118	103	-	-
Research and development	219	325	-	-
Sales and marketing	690	614	-	-
General and administrative	245	216	-	-
Other expense, net	-	-	(1,964)	(83)
Total gains (losses) recognized in earnings	$1,485	$1,408	$(1,964)	$(83)

6. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	December 31, 2024	December 31, 2023
Computers, equipment, and software	$12,664	$11,300
Furniture and fixtures	1,047	916
Leasehold improvements	416	380
Capitalized internal-use software costs	74,395	38,999
Construction in progress - capitalized internal-use software costs	33,731	27,831
Property and equipment, at cost	$122,253	$79,426
Less: Accumulated depreciation and amortization	(43,573)	(25,414)
Property and equipment, net	$78,680	$54,012

Depreciation and amortization expense was $19.7 million, $13.4 million, and $7.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and benefits	$76,308	$74,497
Accrued income taxes	27,313	2,264
Accrued commissions	22,735	17,418
Accrued expenses	17,771	13,471
Accrued payroll taxes	15,940	9,162
Employee contributions under employee stock purchase plan	12,606	13,946
Other liabilities	21,577	11,089
Total accrued expenses and other liabilities	$194,250	$141,847

7. Business Combinations, Goodwill, and Intangible Assets

2024 Business Combination

In September 2024, the Company acquired all outstanding shares of WarpStream Labs, Inc. (“WarpStream Labs”), an Apache Kafka-compatible data streaming platform. The Company acquired WarpStream Labs primarily for its talent and to add WarpStream Labs’ BYOC data streaming solution to the Company’s product portfolio to serve customers who want a cloud-native streaming offering in their own cloud account.

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

The Company also entered into holdback agreements with certain employees of WarpStream Labs, pursuant to which the Company issued $7.9 million in restricted Class A common stock and will pay up to an aggregate of $76.2 million in cash. The vesting and payout of the restricted common stock and holdback cash is subject to continued employment over three years and achievement of certain milestones, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. The Company deposited $8.6 million of the holdback cash into an escrow account upon closing of the acquisition, and the Company recorded this amount within prepaid expenses and other current assets on the consolidated balance sheets. Total compensation expense related to the holdback agreements during the year ended December 31, 2024 was $9.5 million. See Note 11 Stockholders’ Equity for further information.

Transaction costs associated with the acquisition incurred during the year ended December 31, 2024 were not material and were recorded as general and administrative expenses in the consolidated statements of operations. The results of operations of WarpStream Labs included in the Company’s consolidated financial statements since the date of acquisition were not material. Pro forma results of operations have not been presented because they were not material to the consolidated results of operations.

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

The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company will pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. The Company recognized compensation expense of $17.4 million related to the holdback agreements for both the years ended December 31, 2024 and 2023.

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

Transaction costs associated with each of the fiscal 2023 business combinations above were not material during the years ended December 31, 2024 and 2023 and were recorded as general and administrative expenses in the consolidated statements of operations. From the respective dates of acquisition, the results of operations of the business combinations included in the Company’s consolidated financial statements were not material. Pro forma results of operations have not been presented because they were not material to the consolidated results of operations.

Goodwill

Additions to goodwill were $112.4 million during the year ended December 31, 2024. Goodwill as of December 31, 2024 and December 31, 2023 was $164.4 million and $52.0 million, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	December 31, 2024
	Gross	Accumulated Amortization	Net
Developed technology	$10,856	$(2,932)	$7,924
Total	$10,856	$(2,932)	$7,924

	December 31, 2023
	Gross	Accumulated Amortization	Net
Developed technology	$4,056	$(564)	$3,492
Total	$4,056	$(564)	$3,492

Amortization expense was $2.4 million and not material for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
2025	$1,870
2026	1,870
2027	1,870
2028	1,374
2029	940
Total	$7,924

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

During the year ended December 31, 2024, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s consolidated balance sheets as of December 31, 2024.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other income (expense), net on the consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs was $3.8 million for the years ended December 31, 2024, 2023, and 2022.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	December 31, 2024	December 31, 2023
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(7,851)	(11,687)
Net carrying amount	$1,092,149	$1,088,313

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

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. The letter of credit was reduced to $6.5 million during the year ended December 31, 2024. No draws have been made under the letter of credit as of December 31, 2024 and 2023.

In addition, the Company subleased certain floors of its unoccupied office space that expired at various dates in 2022. Sublease income was recorded as a reduction of lease expense and was not material for the year ended December 31, 2022. There was no sublease income during the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024, 2023, and 2022, lease expense, net of sublease income of $4.9 million, $20.9 million, and $10.1 million is included in operating expenses in the consolidated statements of operations, respectively. Lease expense for the year ended December 31, 2023 includes $15.7 million of lease abandonment charges related to the cease use of certain leased office space recorded within restructuring and other related charges in the consolidated statements of operations. See Note 12 for further information on the Company’s restructuring actions. The Company did not have any material variable lease costs or short-term lease costs for the years ended December 31, 2024, 2023, and 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $11.1 million, $8.7 million, and $10.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024 and 2023, the weighted-average remaining lease term of the Company’s operating leases was 2.0 and 2.8 years, respectively. As of December 31, 2024 and 2023, the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.7% and 4.3%, respectively.

The Company’s future minimum lease payments under non-cancelable operating leases as of December 31, 2024 were as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2025	$9,375
2026	8,162
2027	653
2028	392
2029	163
Total minimum lease payments	18,745
Less: Imputed interest	(913)
Present value of future minimum lease payments	$17,832

Purchase Obligations

As of December 31, 2024, future payments under non-cancelable purchase obligations, primarily related to third-party cloud infrastructure agreements under which the Company is granted access to use certain cloud services, were as follows (in thousands):

Year Ending December 31,	Purchase Obligations
2025	$193,417
2026	216,428
2027	175,998
2028	23,469
2029	1,269
Total	$610,581

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of December 31, 2024 and 2023, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual and the maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of December 31, 2024 and 2023, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the years ended December 31, 2024, 2023, and 2022 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of December 31, 2024 and 2023, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

10. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Year Ended December 31,
	2024		2023		2022
Geographic markets:
United States	$576,760	60%	$464,857	60%	$362,132	62%
International	386,882	40%	312,095	40%	223,812	38%
Total revenue	$963,642	100%	$776,952	100%	$585,944	100%
Subscriptions and services:
Confluent Platform - License	$97,360	10%	$84,025	11%	$76,019	13%
Confluent Platform - PCS	332,860	35%	296,245	38%	247,803	42%
Confluent Cloud(1)	491,871	51%	348,842	45%	211,187	36%
Subscription	922,091	96%	729,112	94%	535,009	91%
Services	41,551	4%	47,840	6%	50,935	9%
Total revenue	$963,642	100%	$776,952	100%	$585,944	100%

(1) Includes revenue from WarpStream since the date of acquisition, which was not material for the year ended December 31, 2024

Other than the United States, no individual country represented 10% or more of total revenue during the years ended December 31, 2024, 2023, and 2022.

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of December 31, 2024, the Company’s RPO was $1,008.6 million, approximately 64% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months. Actual amounts or timing of revenue recognized may differ due to subsequent contract modifications.

Deferred Revenue

Deferred revenue, including current and non-current balances as of December 31, 2024 and 2023, was $409.2 million and $353.0 million, respectively. For the years ended December 31, 2024, 2023, and 2022, revenue recognized from deferred revenue at the beginning of each year was $331.2 million, $285.6 million, and $221.1 million, respectively.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$119,752	$104,284
Capitalization of contract acquisition costs	53,245	61,356
Amortization of deferred contract acquisition costs	(54,258)	(45,888)
Ending balance	$118,739	$119,752

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31, 2024	December 31, 2023
2014 Stock Plan:
Options outstanding	23,142,966	31,112,073
Restricted stock units outstanding	277,960	1,042,303
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	20,277,922	22,650,063
Remaining shares available for future issuance	44,279,867	37,289,144
2021 Employee Stock Purchase Plan	10,139,193	8,166,130
Total	98,140,408	100,282,213

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

The 2021 ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first trading day of a new purchase period is lower than the fair market value on the offering date, that offering period will terminate and participants will be automatically enrolled in a new 12-month offering period. ESPP rollovers occurred in August 2022, February 2023, and August 2024, which triggered new 12-month offering periods. The rollovers were accounted for as a modification to the original offering and resulted in incremental stock-based compensation expense to be recognized over the remaining requisite service periods. The incremental stock-based compensation was not material for the August 2022 and February 2023 rollovers, and $4.3 million for the August 2024 rollover.

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	37,289,144	31,134,573	$7.98	6.01	$480,766
Increase in authorized shares	15,575,577	-	$-
Stock options exercised	-	(7,454,089)	$7.57
Stock options forfeited or expired	515,018	(515,018)	$14.60
RSUs granted	(13,016,264)	-	$-
RSUs forfeited or cancelled	3,916,392	-	$-
Balance as of December 31, 2024	44,279,867	23,165,466	$7.97	4.95	$463,750
Vested as of December 31, 2024		22,187,929	$7.81	4.93	$447,688
Vested and expected to vest as of December 31, 2024		23,165,466	$7.97	4.95	$463,750

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $153.1 million, $241.0 million, and $382.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. No options were granted during the years ended December 31, 2024, 2023, and 2022. The total grant-date fair value of stock options vested was $44.8 million, $62.8 million, and $108.1 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Early Exercised Options

All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of December 31, 2024 and December 31, 2023, there were 8,173 and 135,013 shares that had been early exercised and were subject to repurchase, respectively. The proceeds related to early exercised options are recorded as liabilities within accrued expenses and other liabilities and other liabilities, non-current on the consolidated balance sheets until the options vest, at which point they are reclassified to equity. As of December 31, 2024 and December 31, 2023, the liabilities for early exercised options subject to repurchase were not material and $1.3 million, respectively.

Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

RSUs

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2023	23,692,366	$28.44
RSUs granted	13,016,264	$26.55
RSUs vested	(12,236,356)	$28.49
RSUs forfeited or cancelled	(3,916,392)	$29.70
Unvested balance as of December 31, 2024	20,555,882	$26.97

The total grant-date fair value of RSUs vested was $348.5 million, $281.5 million, and $160.3 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Restricted Common Stock

During the year ended December 31, 2024, in connection with the WarpStream Labs business combination discussed in Note 7 Business Combinations, the Company issued 397,436 shares of Class A common stock to certain employees of WarpStream Labs. These shares are subject to holdback arrangements, pursuant to which the vesting is subject to continued employment over three years and achievement of certain milestones. The $7.9 million fair value of these shares is accounted for as post-combination stock-based compensation expense using the accelerated attribution method over the requisite service period when it is probable the performance-based vesting condition will be achieved. As of December 31, 2024, 397,436 shares remained unvested.

Restricted common stock is included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

Determination of Fair Value

The Company estimates the fair value of stock options and ESPP rights using the Black-Scholes option-pricing model, which is dependent upon several variables, such as the fair value of the Company’s common stock, the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield.

Fair Value of Common Stock: Since the Company’s IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.

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

The fair value of employee stock purchase rights for offerings under the 2021 ESPP were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	0.50 - 1.00	0.49 - 1.00	0.49 - 1.00
Expected volatility	51.3% - 71.2%	58.5% - 79.7%	55.0% - 82.1%
Risk-free interest rate	4.5% - 5.3%	5.0% - 5.5%	0.7% - 3.3%
Expected dividend yield	0%	0%	0%

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue - subscription	$27,133	$25,620	$23,136
Cost of revenue - services	9,306	11,096	9,253
Research and development	166,468	139,809	101,499
Sales and marketing	134,015	124,568	99,366
General and administrative	58,738	48,740	44,402
Stock-based compensation, net of amounts capitalized	$395,660	$349,833	$277,656
Capitalized stock-based compensation	19,891	17,943	7,544
Total stock-based compensation	$415,551	$367,776	$285,200

As of December 31, 2024, there was $506.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table summarizes the Company’s liability for restructuring-related employee termination benefits included in accrued expenses and other current liabilities on the consolidated balance sheets (in thousands):

Employee Termination Benefits
Balance as of January 1, 2023	$-
Restructuring charges	19,187
Cash payments	(19,187)
Balance as of December 31, 2023	$-

13. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(357,558)	$(428,346)	$(461,919)
Foreign	22,897	21,672	15,661
Loss before income taxes	$(334,661)	$(406,674)	$(446,258)

The components of provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$646	$-	$-
State	536	371	337
Foreign	9,938	33,812	6,193
Total	11,120	34,183	6,530
Deferred
Federal	(807)	2	-
State	(164)	1	-
Foreign	255	1,886	(237)
Total	(716)	1,889	(237)
Provision for income taxes	$10,404	$36,072	$6,293

In December 2023, the Company completed an intra-group transfer of acquired intellectual property related to the acquisition of immerok GmbH and recognized foreign current tax expense of $26.4 million resulting from the intra-group transfer. This foreign current tax expense is recorded within accrued expenses and other liabilities as of December 31, 2024 and other liabilities, non-current as of December 31, 2023 on the consolidated balance sheets. The Company recorded a U.S. deferred tax asset of $17.8 million from a step-up in the tax basis of the intellectual property. Based on available objective evidence, the Company believes it is more likely than not that the additional U.S. deferred tax asset will not be realizable and is therefore offset by a full valuation allowance as of December 31, 2024 and December 31, 2023.

The Company’s effective tax rate substantially differed from the federal statutory tax rate of 21% partially due to the election to waive certain deductions subject to the Base Erosion and Anti-Abuse Tax (“BEAT”). The reconciliation of the income tax benefit computed at the federal statutory tax rate to the Company’s provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax benefit computed at federal statutory rate	$(70,279)	$(85,401)	$(93,714)
Foreign rate differential	5,539	2,107	2,668
Stock-based compensation expense	4,897	88	(14,145)
Change in valuation allowance	69,814	97,923	122,724
Research and development credits	(17,895)	(13,049)	(11,581)
Intra-group transfer of acquired intellectual property	-	26,358	-
BEAT waiver election	13,125	-	-
Non-deductible expenses	5,662	4,495	-
Other	(459)	3,551	341
Provision for income taxes	$10,404	$36,072	$6,293

The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$356,996	$369,107
Capitalized research and development costs	187,955	119,960
Tax credit carryforwards	87,616	63,096
Intangible assets	37,729	17,791
Stock-based compensation expense	26,314	27,840
Accruals and reserves	13,465	16,948
Other	12,345	17,450
Total deferred tax assets	722,420	632,192
Less: Valuation allowance	(671,718)	(587,738)
Deferred tax assets, net of valuation allowance	50,702	44,454
Deferred tax liabilities:
Deferred contract acquisition costs	(28,152)	(28,379)
Property and equipment	(17,912)	(11,765)
Other	(6,090)	(5,486)
Total deferred tax liabilities	(52,154)	(45,630)
Net deferred tax liabilities	$(1,452)	$(1,176)

The Company recognizes a valuation allowance on its deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. Due to a history of losses in the United States and United Kingdom, U.S. and U.K. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance was $671.7 million as of December 31, 2024 and increased by $84.0 million during the year ended December 31, 2024 primarily due to increased capitalized research and development costs, tax credit carryforwards, and capitalized intangible asset costs. The valuation allowance was $587.7 million as of December 31, 2023 and increased by $126.5 million during the year ended December 31, 2023 primarily due to increased U.S. federal and state loss carryforwards, intangible assets, capitalized research and development costs, and tax credit carryforwards.

Based on the Company’s assessment of the U.K.’s current income and anticipated future earnings, there is a reasonable possibility that the Company may have sufficient evidence to release a significant portion of the valuation allowance in the U.K. within the next 12 months. However, the Company’s judgment regarding the U.K.’s future earnings and the exact timing and amount of any U.K. valuation allowance release are subject to change due to many factors, including future market conditions, the ability to successfully execute its business plans, and the amount of stock-based compensation tax deductions available in the future. Release of the U.K. valuation allowance would result in the recognition of net deferred tax assets on the Company’s consolidated balance sheet and would decrease income tax expense in the period the release is recorded.

As of December 31, 2024, the Company has accrued $2.7 million of deferred U.S. state income and foreign withholding taxes on amounts of non-U.S. earnings that the Company plans to repatriate. For the non-U.S. earnings the Company intends to indefinitely reinvest, the estimated amount of any incremental tax associated with such earnings is immaterial.

As of December 31, 2024, the Company had $1,403.6 million of federal net operating loss carryforwards and $560.8 million of state net operating loss carryforwards. The federal net operating loss carryforwards can be carried forward indefinitely, but are limited to 80% of annual taxable income. The state net operating loss carryforwards will begin to expire in 2025.

As of December 31, 2024, the Company had U.S. federal and state research tax credit carryforwards of $87.5 million and $38.0 million, respectively. The U.S. federal research tax credit carryforwards will begin to expire in 2038. The California research tax credit carryforwards can be carried forward indefinitely, while the research tax credit carryforwards for other states will begin to expire in 2026.

As of December 31, 2024, the Company had $58.9 million of foreign net operating loss carryforwards. These foreign net operating loss carryforwards have an indefinite life and do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended, and similar provisions of state law, utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to an ownership change. As of December 31, 2024, the Company assessed that its net operating loss and tax credit carryforwards will not expire solely due to Section 382 limitations.

A reconciliation of the beginning and ending balances of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$27,309	$18,914	$12,530
Gross increase for prior year tax positions	280	439	1
Gross decrease for prior year tax positions	(252)	(5)	(860)
Gross increase for current year tax positions	10,781	7,961	7,243
Ending balance	$38,118	$27,309	$18,914

As of December 31, 2024, the total amount of unrecognized tax benefits, if recognized, would not affect the Company’s effective tax rate due to the existence of carryforwards and the valuation allowance in the United States and applicable U.S. state jurisdictions.

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

The Company recognizes interest and penalties related to uncertain tax positions in benefit from income taxes in the consolidated statements of operations. There were no interest and penalties associated with unrecognized income tax benefits for the years ended December 31, 2024, 2023, and 2022.

The Company’s tax years from inception in 2014 through December 31, 2024 remain subject to examination by various jurisdictions.

14. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(345,065)	$(442,746)	$(452,551)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	321,863,416	300,727,487	280,080,357
Net loss per share, basic and diluted	$(1.07)	$(1.47)	$(1.62)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to the Company’s Class A and Class B common stockholders for the periods presented because the impact of including them would have been anti-dilutive:

	December 31, 2024	December 31, 2023	December 31, 2022
Stock options	23,165,466	31,134,573	45,299,079
Unvested restricted common stock and early exercised stock options	405,609	135,013	578,119
RSUs	20,555,882	23,692,366	19,953,456
ESPP	1,375,702	870,502	1,428,206
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960	10,992,960
Total	56,495,619	66,825,414	78,251,820

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Eric Vishria - Director(1)	Adoption	12/13/2024	X		Up to 412,700	5/29/2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Represents the adoption of a Rule 10b5-1 trading plan by trusts affiliated with Eric Vishria.

Executive Officer Change in Control/Severance Benefit Plan

On February 12, 2025, our board of directors amended the Confluent, Inc. Executive Officer Change in Control/Severance Benefit Plan (as amended, the “Severance Plan”) pursuant to which the Company’s Chief Executive Officer (“CEO”) and other executive staff (“non-CEO E-Staff”), which includes the Company’s current named executive officers, are eligible to participate.

The Severance Plan provides that, in the event of a participant’s termination of employment by Confluent without “cause” or by the individual for “good reason” (each as defined in the Severance Plan) that occurs during the time period commencing three months prior to and ending 12 months following a change in control (referred to as the change in control period), we will provide the following severance benefits, contingent upon the conditions set forth in the Severance Plan (referred to as the severance conditions): (i) a lump sum cash payment equal to 18 months of base salary for our CEO and 12 months of base salary for our non-CEO E-Staff, (ii) a lump sum cash payment equal to 100% of the annual target cash bonus for the applicable fiscal year for both our CEO and non-CEO E-Staff, (iii) up to 18 months COBRA coverage for our CEO and up to 12 months of COBRA coverage for our non-CEO E-Staff, and (iv) 100% of the time-vesting equity awards will vest in full and become immediately exercisable for both our CEO and non-CEO E-Staff.

The Severance Plan also provides that, in the event of a participant’s termination of employment by the Company without “cause” outside of a change in control period, we will provide the following severance benefits, contingent upon the severance conditions: (i) a lump sum cash payment equal to 12 months of base salary for our CEO and six months of base salary for our non-CEO E-Staff and (ii) up to 12 months of COBRA coverage for our CEO and up to six months of COBRA coverage for our non-CEO E-Staff.

The benefits provided under the Severance Plan supersede any severance benefit plan, policy or practice previously maintained by Confluent or change in control severance arrangements described in a participant’s offer letter with Confluent, except that, if a participant has more favorable vesting acceleration provisions in another agreement with Confluent, the most favorable vesting provisions will apply.

A copy of the Severance Plan is attached as Exhibit 10.16 hereto and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item (other than the information set forth in the next paragraph) will be included in the proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024 (the “2025 Proxy Statement”), and is incorporated herein by reference.

We maintain a Code of Conduct that is applicable to all employees, executive officers and directors. Our Code of Conduct is available on our Investor Relations website at investors.confluent.io under “Governance - Governance Documents.” We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website set forth above, if required by applicable law or the listing standards of The Nasdaq Global Select Market. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference into this Annual Report on Form 10-K the information on or accessible through our website.

Item 11. Executive Compensation

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

(c)
Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit						Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	10-Q	001-40526	3.2	5-3-2023
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.	S-1/A	333-256693	4.1	6-16-2021
4.3	Indenture, dated as of December 13, 2021, by and between Confluent, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40526	4.1	12-14-2021
4.4	Form of Global Note, representing Confluent, Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-40526	4.2	12-14-2021
4.5	Description of Securities.					X
10.1+	Amended and Restated 2014 Stock Plan.	S-1/A	333-256693	10.2	6-16-2021
10.2+	Forms of Option Agreement, Stock Option Grant Notice, Exercise Agreement, and Early Exercise Notice and Restricted Stock Purchase Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.3	6-16-2021
10.3+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.4	6-16-2021
10.4+	2021 Equity Incentive Plan.	S-1/A	333-256693	10.5	6-16-2021
10.5+	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.6	6-16-2021
10.6+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.7	6-16-2021
10.7+	2021 Employee Stock Purchase Plan.	S-1/A	333-256693	10.8	6-16-2021
10.8+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-256693	10.9	6-1-2021
10.9+	Confirmatory Offer Letter by and between the Registrant and Edward Jay Kreps, dated May 28, 2021.	S-1/A	333-256693	10.10	6-16-2021
10.10+	Promotion Letter between Confluent, Inc. and Rohan Sivaram, dated August 1, 2023.	8-K	001-40526	10.1	8-2-2023
10.11+	Confirmatory Offer Letter by and between the Registrant and Erica Schultz, dated May 28, 2021.	S-1/A	333-256693	10.12	6-16-2021
10.12+	Confirmatory Offer Letter by and between the Registrant and Stephanie Buscemi, dated October 21, 2022.	10-Q	001-40526	10.1	11-2-2022
10.13+	Confirmatory Offer Letter by and between the Registrant and Chad Verbowski, dated October 19, 2022.	10-Q	001-40526	10.2	11-2-2022
10.14	Net Lease Agreement by and between the Registrant and West Evelyn Bryant Office Partners, L.P., dated April 11, 2019.	S-1	333-256693	10.13	6-1-2021
10.15+	Non-Employee Director Compensation Policy.	10-K	001-40526	10.16	2-21-2024
10.16+	Executive Officer Change in Control/Severance Benefit Plan and related participation agreement.					X
10.17+	Cash Incentive Bonus Plan.	S-1	333-256693	10.16	6-1-2021

10.18	Form of Confirmation for Capped Call Transactions.	8-K	001-40526	10.1	12-14-2021
10.19+	Advisory Agreement by and between the Registrant and Chad Verbowski, dated November 24, 2024.					X
19	Confluent, Inc. Insider Trading Policy.					X
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of Pricewaterhouse Coopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Confluent, Inc. Incentive Compensation Recoupment Policy.	10-K	001-40526	97	2-21-2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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

Confluent, Inc.

Date: February 18, 2025	By:	/s/ Edward Jay Kreps
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

Name	Title	Date
/s/ Edward Jay Kreps	Chief Executive Officer and Director	February 18, 2025
Edward Jay Kreps	(Principal Executive Officer)

/s/ Rohan Sivaram	Chief Financial Officer	February 18, 2025
Rohan Sivaram	(Principal Financial Officer)

/s/ Kong Phan	Chief Accounting Officer	February 18, 2025
Kong Phan	(Principal Accounting Officer)

/s/ Lara Caimi	Director	February 18, 2025
Lara Caimi

/s/ Jonathan Chadwick	Director	February 18, 2025
Jonathan Chadwick

/s/ Alyssa Henry	Director	February 18, 2025
Alyssa Henry

/s/ Matthew Miller	Director	February 18, 2025
Matthew Miller

/s/ Neha Narkhede	Director	February 18, 2025
Neha Narkhede

/s/ Greg Schott	Director	February 18, 2025
Greg Schott

/s/ Eric Vishria	Director	February 18, 2025
Eric Vishria

/s/ Mike Volpi	Director	February 18, 2025
Mike Volpi