Form 10-Q
period 2025-03-31
Confluent, Inc.
filed 2025-04-30
CIK 1699838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 23, 2025, there were 286,330,069 shares of the registrant’s Class A common stock and 54,059,807 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
the effects of public health crises;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Confluent, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$278,561	$385,980
Marketable securities	1,638,016	1,524,583
Accounts receivable, net	297,862	314,306
Deferred contract acquisition costs	46,149	47,271
Prepaid expenses and other current assets	82,250	79,179
Total current assets	2,342,838	2,351,319
Property and equipment, net	81,697	78,680
Operating lease right-of-use assets	7,923	8,818
Goodwill	164,406	164,406
Intangible assets, net	7,463	7,924
Deferred contract acquisition costs, non-current	69,069	71,468
Other assets, non-current	25,278	12,296
Total assets	$2,698,674	$2,694,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,983	$7,531
Accrued expenses and other liabilities	141,922	194,250
Operating lease liabilities	9,093	8,694
Deferred revenue	372,870	378,771
Total current liabilities	529,868	589,246
Operating lease liabilities, non-current	6,735	9,138
Deferred revenue, non-current	32,511	30,430
Convertible senior notes, net	1,093,094	1,092,149
Other liabilities, non-current	11,133	12,722
Total liabilities	1,673,341	1,733,685
Commitments and contingencies (Note 9)

	March 31, 2025	December 31, 2024
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 285,227,996 and 271,787,370 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 54,502,348 and 61,097,976 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	3,079,260	2,953,080
Accumulated other comprehensive income (loss)	2,860	(2,641)
Accumulated deficit	(2,056,790)	(1,989,216)
Total stockholders’ equity	1,025,333	961,226
Total liabilities and stockholders’ equity	$2,698,674	$2,694,911

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription	$260,910	$206,902
Services	10,210	10,335
Total revenue	271,120	217,237
Cost of revenue:
Subscription	56,847	48,355
Services	12,271	12,866
Total cost of revenue	69,118	61,221
Gross profit	202,002	156,016
Operating expenses:
Research and development	116,801	97,571
Sales and marketing	146,259	131,352
General and administrative	40,120	38,444
Total operating expenses	303,180	267,367
Operating loss	(101,178)	(111,351)
Other income, net	20,410	20,850
Loss before income taxes	(80,768)	(90,501)
Provision for (benefit from) income taxes	(13,194)	2,466
Net loss	$(67,574)	$(92,967)
Net loss per share, basic and diluted	$(0.20)	$(0.30)
Weighted-average shares used to compute net loss per share, basic and diluted	335,755,902	314,203,181

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(67,574)	$(92,967)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on marketable securities	742	(1,866)
Net unrealized gain (loss) on derivative instruments	4,759	(1,737)
Other comprehensive income (loss), net of tax	5,501	(3,603)
Total comprehensive loss	$(62,073)	$(96,570)

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2025
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances as of January 1, 2025	332,885,346	$3	$2,953,080	$(2,641)	$(1,989,216)	$961,226
Vesting of early exercised options	-	-	126	-	-	126
Issuance of common stock upon exercise of vested options	2,401,202	-	15,942	-	-	15,942
Vesting of restricted stock units	3,684,312	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	759,484	-	14,195	-	-	14,195
Stock-based compensation	-	-	95,917	-	-	95,917
Other comprehensive income, net of tax	-	-	-	5,501	-	5,501
Net loss	-	-	-	-	(67,574)	(67,574)
Balances as of March 31, 2025	339,730,344	$3	$3,079,260	$2,860	$(2,056,790)	$1,025,333

	Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of January 1, 2024	311,511,542	$3	$2,453,293	$1,270	$(1,644,151)	$810,415
Vesting of early exercised options	-	-	316	-	-	316
Issuance of common stock upon exercise of vested options	2,257,832	-	14,534	-	-	14,534
Vesting of restricted stock units	2,819,051	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	674,155	-	15,603	-	-	15,603
Stock-based compensation	-	-	100,919	-	-	100,919
Other comprehensive loss, net of tax	-	-	-	(3,603)	-	(3,603)
Net loss	-	-	-	-	(92,967)	(92,967)
Balances as of March 31, 2024	317,262,580	$3	$2,584,665	$(2,333)	$(1,737,118)	$845,217

See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,574)	$(92,967)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,605	4,311
Net accretion of discounts on marketable securities	(6,847)	(10,396)
Amortization of debt issuance costs	945	953
Amortization of deferred contract acquisition costs	13,931	12,762
Non-cash operating lease costs	1,075	885
Stock-based compensation, net of amounts capitalized	92,575	95,322
Deferred income taxes	(17,338)	615
Other	454	849
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	15,414	29,360
Deferred contract acquisition costs	(10,410)	(9,732)
Prepaid expenses and other assets	1,515	(1,929)
Accounts payable	(1,274)	(4,932)
Accrued expenses and other liabilities	(49,828)	(43,752)
Operating lease liabilities	(2,177)	(1,935)
Deferred revenue	(3,820)	(5,368)
Net cash used in operating activities	(26,754)	(25,954)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(4,806)	(5,539)
Purchases of marketable securities	(405,235)	(443,307)
Maturities of marketable securities	299,467	432,267
Purchases of property and equipment	(1,429)	(186)
Net cash used in investing activities	(112,003)	(16,765)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	16,606	14,401
Proceeds from issuance of common stock under employee stock purchase plan	14,195	15,603
Net cash provided by financing activities	30,801	30,004
Effect of exchange rate changes on cash and cash equivalents	537	(673)
Net decrease in cash and cash equivalents	(107,419)	(13,388)
Cash and cash equivalents at beginning of period	385,980	349,761
Cash and cash equivalents at end of period	$278,561	$336,373

	Three Months Ended March 31,
	2025	2024
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$2,328	$1,814
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$3,342	$5,597
Vesting of early exercised stock options	$126	$316

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 18, 2025 (the “Annual Report”).

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Segment Information

The Company operates its business as one operating and reportable segment as the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s CODM primarily uses consolidated net loss as the measure of profit or loss to facilitate analysis of the Company’s financial trends, and for internal planning and forecasting purposes. Consolidated expense information included on the condensed consolidated statements of operations and total stock-based compensation expense included in Note 11, Stockholders’ Equity, are regularly provided to the CODM.

Significant Accounting Policies

There were no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

Income Taxes: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

3. Marketable Securities

The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$697,450	$795	$(196)	$698,049
Corporate notes and bonds	581,661	1,617	(74)	583,204
U.S. agency obligations	240,684	348	(175)	240,857
Commercial paper	105,363	8	-	105,371
Time deposits	10,535	-	-	10,535
Total marketable securities	$1,635,693	$2,768	$(445)	$1,638,016

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$667,102	$1,022	$(473)	$667,651
Corporate notes and bonds	514,655	1,157	(199)	515,613
U.S. agency obligations	253,886	402	(353)	253,935
Commercial paper	80,357	21	-	80,378
Time deposits	7,006	-	-	7,006
Total marketable securities	$1,523,006	$2,602	$(1,025)	$1,524,583

The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$120,531	$(196)	$-	$-	$120,531	$(196)
U.S. agency obligations	111,863	(175)	-	-	111,863	(175)
Corporate notes and bonds	97,012	(72)	3,594	(2)	100,606	(74)
Total	$329,406	$(443)	$3,594	$(2)	$333,000	$(445)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$135,641	$(473)	$-	$-	$135,641	$(473)
U.S. agency obligations	114,378	(353)	-	-	114,378	(353)
Corporate notes and bonds	89,794	(191)	18,813	(8)	108,607	(199)
Total	$339,813	$(1,017)	$18,813	$(8)	$358,626	$(1,025)

For available-for-sale debt securities in an unrealized loss position, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of March 31, 2025 and December 31, 2024. Realized gains and losses were not material for the three months ended March 31, 2025 and 2024.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	March 31, 2025
	Amortized Cost	Fair Value
Due within one year	$1,130,116	$1,131,063
Due after one year through five years	505,577	506,953
Total	$1,635,693	$1,638,016

4. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$159,890	$-	$159,890
Commercial paper	-	43,679	43,679
U.S. treasury securities	-	14,721	14,721
Corporate notes and bonds	-	4,371	4,371
Marketable securities:
U.S. treasury securities	-	698,049	698,049
Corporate notes and bonds	-	583,204	583,204
U.S. agency obligations	-	240,857	240,857
Commercial paper	-	105,371	105,371
Time deposits	-	10,535	10,535
Derivative instruments:
Foreign currency forward contracts	-	2,194	2,194
Total assets	$159,890	$1,702,981	$1,862,871
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$2,588	$2,588
Total liabilities	$-	$2,588	$2,588

	December 31, 2024
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$326,576	$-	$326,576
U.S. treasury securities	-	11,489	11,489
Marketable securities:
U.S. treasury securities	-	667,651	667,651
Corporate notes and bonds	-	515,613	515,613
U.S. agency obligations	-	253,935	253,935
Commercial paper	-	80,378	80,378
Time deposits	-	7,006	7,006
Derivative instruments:
Foreign currency forward contracts	-	1,062	1,062
Total assets	$326,576	$1,537,134	$1,863,710
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$-	$5,914	$5,914
Total liabilities	$-	$5,914	$5,914

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, time deposits, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $1,017.7 million and $988.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8, Convertible Senior Notes, for further information on the Company’s convertible senior notes.

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

Derivative instruments used to hedge exposures to fair value changes in assets or liabilities, or to hedge foreign currency exposures in certain non-USD denominated monetary assets and liabilities, are not designated as hedges for financial reporting purposes. The Company records changes in the fair value of these derivatives in other income (expense), net in the condensed consolidated statements of operations. The Company classifies cash flows related to these derivatives as operating activities in its condensed consolidated statements of cash flows.

The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	March 31, 2025	December 31, 2024
Foreign currency forward contracts designated as hedging instruments	$181,874	$180,754
Foreign currency forward contracts not designated as hedging instruments	135,833	95,191
Total derivative instruments	$317,707	$275,945

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

	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$704	$205
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	470	716
Foreign currency forward contracts designated as hedging instruments	Other assets, non-current	1,020	141
Total derivative assets		$2,194	$1,062
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$1,166	$3,829
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	1,422	1,368
Foreign currency forward contracts designated as hedging instruments	Other liabilities, non-current	-	717
Total derivative liabilities		$2,588	$5,914

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$(4,200)	$2,280
Net gain (loss) recognized in other comprehensive income (loss)	3,797	(1,612)
Net loss (gain) reclassified from AOCI to earnings	962	(125)
Ending balance	$559	$543

As of March 31, 2025, $0.6 million of net unrealized gains were included in the balance of accumulated other comprehensive income (loss) related to foreign currency forward contracts designated as hedging instruments. The Company expects to reclassify $0.5 million of unrealized losses from accumulated other comprehensive income (loss) into earnings over the next 12 months.

The following table summarizes the effect of foreign currency forward contracts on the condensed consolidated statements of operations (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Cost of revenue - subscription	$(74)	$24	$-	$-
Cost of revenue - services	(55)	8	-	-
Research and development	(354)	31	-	-
Sales and marketing	(563)	33	-	-
General and administrative	(77)	29	-	-
Other income (expense), net	-	-	1,258	(807)
Total (losses) gains recognized in earnings	$(1,123)	$125	$1,258	$(807)

6. Balance Sheet Components

Property and Equipment, Net

The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	March 31, 2025	December 31, 2024
Computers, equipment, and software	$13,543	$12,664
Furniture and fixtures	1,047	1,047
Leasehold improvements	416	416
Capitalized internal-use software costs	92,172	74,395
Construction in progress - capitalized internal-use software costs	22,631	33,731
Property and equipment, at cost	$129,809	$122,253
Less: Accumulated depreciation and amortization	(48,112)	(43,573)
Property and equipment, net	$81,697	$78,680

Depreciation and amortization expense was $6.1 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$36,284	$76,308
Accrued income taxes	29,889	27,313
Accrued expenses	19,210	17,771
Accrued payroll taxes	17,420	15,940
Accrued commissions	13,526	22,735
Employee contributions under employee stock purchase plan	6,449	12,606
Other liabilities	19,144	21,577
Total accrued expenses and other liabilities	$141,922	$194,250

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

The Company also entered into holdback agreements with certain employees of WarpStream Labs, pursuant to which the Company issued $7.9 million in restricted Class A common stock and will pay up to an aggregate of $76.2 million in cash. The vesting and payout of the restricted common stock and holdback cash is subject to continued employment over three years and achievement of certain milestones, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. The Company deposited $8.6 million of the holdback cash into an escrow account upon closing of the acquisition, and the Company recorded this amount within prepaid expenses and other current assets on the consolidated balance sheets. Total compensation expense related to the holdback agreements during the three months ended March 31, 2025 was $7.6 million. See Note 11, Stockholders’ Equity, for further information.

Transaction costs associated with the acquisition incurred during the three months ended March 31, 2025 were not material and were recorded as general and administrative expenses in the condensed consolidated statements of operations. The results of operations of WarpStream Labs included in the Company’s condensed consolidated financial statements since the date of acquisition were not material. Pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

2023 Business Combination

In January 2023, the Company acquired all outstanding shares of immerok GmbH (“Immerok”), an Apache Flink stream processing managed services company, for purchase consideration of $54.9 million in cash. The Company acquired Immerok primarily for its talent and developed technology.

The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company could pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. The Company recognized compensation expense of $4.4 million related to the holdback agreements for both the three months ended March 31, 2025 and 2024.

Goodwill

No changes were made to the carrying values of goodwill during the three months ended March 31, 2025. Goodwill as of March 31, 2025 and December 31, 2024 was $164.4 million.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	March 31, 2025
	Gross	Accumulated Amortization	Net
Developed technology	$10,856	$(3,393)	$7,463
Total	$10,856	$(3,393)	$7,463

	December 31, 2024
	Gross	Accumulated Amortization	Net
Developed technology	$10,856	$(2,932)	$7,924
Total	$10,856	$(2,932)	$7,924

Amortization expense was not material for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2025	$1,409
2026	1,870
2027	1,870
2028	1,374
2029	940
Total	$7,463

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

During the three months ended March 31, 2025, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other income (expense), net on the condensed consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs was $0.9 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(6,906)	(7,851)
Net carrying amount	$1,093,094	$1,092,149

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

In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. In 2024, the letter of credit was reduced to $6.5 million. No draws have been made under the letter of credit as of March 31, 2025 and December 31, 2024.

Purchase Obligations

During the three months ended March 31, 2025, there were no material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of March 31, 2025 and December 31, 2024, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual and the maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of March 31, 2025 and December 31, 2024, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three months ended March 31, 2025 and 2024 to offset certain of the Company’s potential liabilities under these indemnification provisions.

The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of March 31, 2025 and December 31, 2024, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

10. Revenue

Disaggregation of Revenue

The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
Geographic markets:
United States	$156,412	58%	$127,410	59%
International	114,708	42%	89,827	41%
Total revenue	$271,120	100%	$217,237	100%
Subscriptions and services:
Confluent Platform - License	$31,058	11%	$19,367	9%
Confluent Platform - PCS(1)	87,110	32%	80,693	37%
Confluent Cloud(2)	142,742	53%	106,842	49%
Subscription	260,910	96%	206,902	95%
Services	10,210	4%	10,335	5%
Total revenue	$271,120	100%	$217,237	100%

(1) PCS refers to post-contract customer support, maintenance, and upgrades.

(2) Includes revenue from WarpStream since the date of acquisition, which was not material for the three months ended March 31, 2025

Remaining Performance Obligations (“RPO”)

RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of March 31, 2025, the Company’s RPO was $1,016.1 million, approximately 61% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months. Actual amounts or timing of revenue recognized may differ due to subsequent contract modifications.

Deferred Revenue

Deferred revenue, including current and non-current balances as of March 31, 2025 and December 31, 2024 was $405.4 million and $409.2 million, respectively. For the three months ended March 31, 2025 and 2024, revenue recognized from deferred revenue at the beginning of the year was $148.6 million and $138.7 million, respectively.

Accounts Receivable, Net

The unbilled receivables balance included in accounts receivable, net on the condensed consolidated balance sheets was $147.5 million and $130.7 million as of March 31, 2025 and December 31, 2024, respectively.

The Company’s allowance for expected credit losses was not material as of March 31, 2025 and December 31, 2024. Additions to and write-offs against the allowance for expected credit losses were not material for the three months ended March 31, 2025 and 2024.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$118,739	$119,752
Capitalization of contract acquisition costs	10,410	9,732
Amortization of deferred contract acquisition costs	(13,931)	(12,762)
Ending balance	$115,218	$116,722

11. Stockholders’ Equity

Preferred Stock

In connection with its initial public offering (“IPO”), the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	March 31, 2025	December 31, 2024
2014 Stock Plan:
Options outstanding	20,731,602	23,142,966
Restricted stock units outstanding	123,675	277,960
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	25,953,132	20,277,922
Remaining shares available for future issuance	51,729,059	44,279,867
2021 Employee Stock Purchase Plan	12,708,562	10,139,193
Total	111,268,530	98,140,408

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

Equity Awards Outstanding

The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2025	44,279,867	23,165,466	$7.97	4.95	$463,750
Increase in authorized shares	16,644,267	-	$-
Stock options exercised	-	(2,401,202)	$6.64
Stock options forfeited or expired	10,162	(10,162)	$18.30
RSUs granted	(10,274,663)	-	$-
RSUs forfeited or cancelled	1,069,426	-	$-
Balance as of March 31, 2025	51,729,059	20,754,102	$8.12	4.73	$318,749
Vested as of March 31, 2025		20,530,854	$8.14	4.75	$314,837
Vested and expected to vest as of March 31, 2025		20,754,102	$8.12	4.73	$318,749

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $61.5 million and $52.9 million for the three months ended March 31, 2025 and 2024, respectively. No options were granted during the three months ended March 31, 2025 and 2024.

RSUs

The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2025	20,555,882	$26.97
RSUs granted	10,274,663	$26.64
RSUs vested	(3,684,312)	$27.64
RSUs forfeited or cancelled	(1,069,426)	$29.03
Unvested balance as of March 31, 2025	26,076,807	$26.66

Restricted Common Stock

In September 2024, in connection with the WarpStream Labs business combination discussed in Note 7, Business Combinations, Goodwill, and Intangible Assets, the Company issued 397,436 shares of Class A common stock to certain employees of WarpStream Labs. These shares are subject to holdback arrangements, pursuant to which the vesting is subject to continued employment over three years and achievement of certain milestones. The $7.9 million fair value of these shares is accounted for as post-combination stock-based compensation expense using the accelerated attribution method over the requisite service period when it is probable the performance-based vesting condition will be achieved. As of March 31, 2025, 397,436 shares remained unvested.

Restricted common stock is included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue - subscription	$5,990	$6,243
Cost of revenue - services	1,748	2,573
Research and development	40,794	38,894
Sales and marketing	30,487	33,158
General and administrative	13,556	14,454
Stock-based compensation, net of amounts capitalized	$92,575	$95,322
Capitalized stock-based compensation	3,342	5,597
Total stock-based compensation	$95,917	$100,919

As of March 31, 2025, there was $653.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The Company’s benefit from income taxes was $13.2 million for the three months ended March 31, 2025. The income tax benefit was primarily attributable to the release of the valuation allowance of U.K. deferred tax assets. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025, the Company achieved cumulative U.K. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded it is more likely than not that its U.K. deferred tax assets will be realizable and released $16.4 million of the valuation allowance as a discrete tax benefit during the three months ended March 31, 2025. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets. The Company will release the valuation allowance when there is sufficient positive evidence to support the conclusion that it is more likely than not the deferred tax assets will be realized.

The Company’s provision for income taxes was $2.5 million for the three months ended March 31, 2024, primarily due to foreign, federal, and state income taxes.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
	Class A and Class B Common Stock
Numerator:
Net loss	$(67,574)	$(92,967)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	335,755,902	314,203,181
Net loss per share, basic and diluted	$(0.20)	$(0.30)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to the Company’s Class A and Class B common stockholders for the periods presented because the impact of including them would have been anti-dilutive:

	March 31, 2025	March 31, 2024
Stock options	20,754,102	28,714,167
Unvested restricted common stock and early exercised stock options	397,440	99,707
RSUs	26,076,807	24,661,042
ESPP	613,771	546,936
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960
Total	58,835,080	65,014,812

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025 (the “Annual Report”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Confluent” refer to Confluent, Inc. and its consolidated subsidiaries. Unless otherwise indicated, references to our “common stock” include our Class A common stock and Class B common stock.

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

We are focused on the acquisition of new customers and expanding within our current customers. Our “consumption-oriented” go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka®, Apache Flink®, and Apache Iceberg®, community downloads, and our enterprise sales force. We acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a commitment contract. Once customers see the benefits of our platform for their initial use cases, we believe that they will expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our Data Streaming Platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 6,140 and 5,120 customers as of March 31, 2025 and 2024, respectively, representing year-over-year growth of 20%. We have experienced significant growth, with revenue of $271.1 million and $217.2 million for the three months ended March 31, 2025 and 2024, respectively, representing year-over-year growth of 25%.

Business and Macroeconomic Conditions

Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions, including inflation, interest rates, fluctuations or volatility in capital markets or foreign currency exchange rates, tariffs, the threat of new or increased tariffs, escalating trade tensions and changes in trade agreements, and geopolitical events around the world, such as the impact from recent U.S. tariff activity as well as ongoing conflicts between Russia and Ukraine and in the Middle East. We have experienced, and expect to continue to experience, negative impacts from these factors, including longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending from existing and potential customers. In addition, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, resulting in lower consumption from time to time, primarily due to continued customer focus on near-term cloud cost controls and driving efficiencies and resulting impacts on expansion in new use cases. We typically experience more consumption volatility during periods of increased customer scrutiny on IT spending. We cannot be certain how long these uncertain macroeconomic conditions, geopolitical events, and IT spending and consumption patterns, and their resulting effects on our industry, our financial results, our business strategy, and customers, will persist.

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

Key Factors Affecting Our Performance

Developing Innovative, Market-Leading Offerings and Expanding Developer Mindshare

We are focused on delivering market-leading offerings. We believe it is critical for us to maintain our product leadership position and further increase the strength of our brand and reputation to drive revenue growth. We have made significant investments in our Data Streaming Platform to enable customers to stream, connect, process, and govern their data. For example, we significantly re-architected the technologies underlying data in motion, including open source Apache Kafka, with our purpose-built Kora engine, which powers Confluent Cloud to be a fully-managed cloud service. Additionally, our acquisition of immerok GmbH, an Apache Flink stream processing managed services company, enabled us to re-architect Flink as a cloud-native service on Confluent Cloud and release Confluent Platform for Apache Flink, while our Stream Governance suite establishes trust in real-time data movement and maintains stream quality, security, and regulatory compliance. We have also expanded to include support to materialize data streams as Apache Iceberg tables, which has rapidly become the open source standard for open table formats across numerous analytics compute engines. We expect our future growth to depend in large part on increased customer adoption and usage expansion of our Data Streaming Platform products. Customer adoption of our Data Streaming Platform products remains in early stages, and as a result, adoption and consumption trends for these products has been volatile. However, we believe we have a robust opportunity to help our customers understand and realize the benefits of our complete Data Streaming Platform, leading to increased adoption and consumption of these products over time. We intend to continue to invest efficiently in our engineering capabilities, including through acquisitions, and marketing activities to maintain our strong position within the developer community. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.

Increasing Adoption of Confluent Cloud

We believe our cloud-native Confluent Cloud offering continues to represent an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer users a free cloud trial and a pay-as-you-go arrangement to encourage adoption and expand via new use cases to increase usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. We expect Confluent Cloud’s contribution to our revenue to continue to increase over time. Our Confluent Cloud revenue represented 53% and 49% of our total revenue for the three months ended March 31, 2025 and 2024, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations have in the past fluctuated and may continue to fluctuate from period to period due to the usage-based nature of Confluent Cloud, and varying patterns of customer consumption and adoption trends, including due to impacts from macroeconomic uncertainty and related effects on customer IT spending, as described above.

Growing Our Customer Base

We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and increasingly prioritized consumption over commitments, including by creating more self-serve opportunities and completing our shift to a consumption-oriented sales model for Confluent Cloud, we have broadened our reach of customers and are able to attract a greater array of customers, including those in the earlier stages of data streaming adoption. Our ability to attract new customers will depend on and has historically been impacted by a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities and to focus on consumption over commitments, our ability to enhance our brand and educate potential customers about the benefits and reduced total cost of ownership of our offerings compared to alternatives for data in motion, such as Apache Kafka, Apache Flink, and Apache Iceberg, our ability to effectively and competitively price our offerings, our ability to expand features and functionalities of our offerings, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, and competitive dynamics in our target markets. We had approximately 6,140 and 5,120 customers as of March 31, 2025 and 2024, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers, and may fluctuate due to acquisitions, consolidations, spin-offs, and other market activity.

Retaining and Expanding Revenue from Existing Customers

Our business model and future growth are driven by customer renewals and increasing existing customer consumption and subscriptions over time, referred to as land-and-expand. Our ability to retain and expand revenue from existing customers, including through increased consumption of our offerings and contractual commitments and renewals, will depend on and has historically been impacted by a number of factors, including market acceptance of our offerings compared to data-in-motion alternatives, such as Apache Kafka, Apache Flink, and Apache Iceberg pricing of our offerings, customer satisfaction, expansion of features and functionalities of our offerings, competition, macroeconomic conditions, and overall changes in our customers’ spending levels. In particular, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, resulting in lower consumption from time to time, primarily due to continued customer focus on near-term cloud cost controls and driving efficiencies and resulting impacts on expansion in new use cases. Despite the continuing uncertain economic backdrop and consumption volatility, we believe we have significant opportunities to partner with our customers to help them realize increased value in Confluent in an efficient and sustainable manner, including through expansion of new use cases to drive their strategic goals. While these dynamics are expected to continue to result in reduced or fluctuating consumption expansion over the near term, we believe they can lead to more durable consumption expansion over time.

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

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)

We define ARR as (1) with respect to Confluent Platform customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud and WarpStream customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud and WarpStream in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offerings, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,412 and 1,260 customers with $100,000 or greater in ARR as of March 31, 2025 and 2024, respectively.

Dollar-Based Net Retention Rate (“NRR”)

We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud and WarpStream in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was 117% as of March 31, 2025, demonstrating our ability to expand within existing customers. Over the near term, we expect our dollar-based NRR to be tempered as a result of our shift to a consumption-oriented sales model for Confluent Cloud. Our dollar-based NRR as of March 31, 2025 was also tempered by, and over the near term is expected to continue to be tempered by, consumption volatility, resulting in reduced consumption expansion from certain customers, as described above under “—Key Factors Affecting Our Performance—Retaining and Expanding Revenue from Existing Customers.” Our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends have experienced and may continue to experience fluctuations across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of subscriptions to our Data Streaming Platform for customers to stream, connect, process, and govern all of their data. Our subscription offerings are designed to span across all environments: Confluent Cloud, our fully-managed cloud-native offering, Confluent Platform, our self-managed software offering, and WarpStream, a BYOC managed service offering. The vast majority of our revenue from Confluent Cloud for the three months ended March 31, 2025 and 2024 was based on usage-based commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Revenue from Confluent Platform includes revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. Pay-as-you-go and WarpStream arrangements have historically represented an immaterial portion of our subscription revenue.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of income taxes in certain foreign and U.S. federal and state jurisdictions in which we conduct business. Our income tax benefit is primarily attributable to the release of the valuation allowance against U.K. deferred tax assets. We continue to maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:
Subscription	$260,910	$206,902
Services	10,210	10,335
Total revenue	271,120	217,237
Cost of revenue:
Subscription(1)	56,847	48,355
Services(1)	12,271	12,866
Total cost of revenue	69,118	61,221
Gross profit	202,002	156,016
Operating expenses:
Research and development(1)	116,801	97,571
Sales and marketing(1)	146,259	131,352
General and administrative(1)	40,120	38,444
Total operating expenses	303,180	267,367
Operating loss	(101,178)	(111,351)
Other income, net	20,410	20,850
Loss before income taxes	(80,768)	(90,501)
Provision for (benefit from) income taxes	(13,194)	2,466
Net loss	$(67,574)	$(92,967)

__________________________________________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue - subscription	$5,990	$6,243
Cost of revenue - services	1,748	2,573
Research and development	40,794	38,894
Sales and marketing	30,487	33,158
General and administrative	13,556	14,454
Total stock-based compensation expense	$92,575	$95,322

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription	96%	95%
Services	4	5
Total revenue	100	100
Cost of revenue:
Subscription	21	22
Services	5	6
Total cost of revenue	25	28
Gross profit	75	72
Operating expenses:
Research and development	43	45
Sales and marketing	54	60
General and administrative	15	18
Total operating expenses	112	123
Operating loss	(37)	(51)
Other income, net	8	10
Loss before income taxes	(30)	(42)
Provision for (benefit from) income taxes	(5)	1
Net loss	(25)%	(43)%

__________________________________________________

Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Subscription	$260,910	$206,902	$54,008	26%
Services	10,210	10,335	(125)	(1)%
Total revenue	$271,120	$217,237	$53,883	25%

Subscription revenue increased by $54.0 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to March 31, 2025. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate, which was 117% as of March 31, 2025. Confluent Cloud and Confluent Platform contributed 55% and 45% of our subscription revenue during the three months ended March 31, 2025, respectively, compared to 52% and 48% during the three months ended March 31, 2024, respectively.

Services revenue remained roughly consistent during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue
Subscription	$56,847	$48,355	$8,492	18%
Services	12,271	12,866	(595)	(5)%
Total cost of revenue	$69,118	$61,221	$7,897	13%
Gross profit	$202,002	$156,016	$45,986	29%

	Three Months Ended March 31,
	2025	2024
Gross margin
Subscription	78%	77%
Services	(20)%	(24)%
Total gross margin	75%	72%

Cost of subscription revenue increased by $8.5 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $4.0 million in third-party cloud infrastructure costs, an increase of $2.4 million in amortization of internal-use software, and an increase of $2.0 million in personnel-related costs and allocated overhead costs driven by increased headcount.

Cost of services revenue decreased by $0.6 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was due to a decrease of $1.9 million in personnel-related costs and allocated overhead costs driven by decreased headcount, partially offset by an increase of $1.3 million in third-party contractors and partners who supplement our services delivery team.

Our subscription gross margin and services gross margin increased primarily due to efficiencies in personnel-related costs.

Research and Development

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$116,801	$97,571	$19,230	20%
Percentage of revenue	43%	45%

Research and development expenses increased by $19.2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $10.9 million in personnel-related costs and allocated overhead costs, an increase of $5.3 million in acquisition-related compensation costs, and an increase of $1.3 million in third-party cloud infrastructure costs. The increase in personnel-related costs was mainly driven by increased headcount and a decrease in costs capitalized as internal-use software.

Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$146,259	$131,352	$14,907	11%
Percentage of revenue	54%	60%

Sales and marketing expenses increased by $14.9 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $6.2 million in personnel-related costs and allocated overhead costs, an increase of $2.4 million in marketing and event expenses, an increase of $1.4 million in travel-related costs, an increase of $1.2 million in amortization of deferred contract acquisition costs, and an increase of $1.1 million in acquisition-related costs. The increase in personnel-related costs was mainly driven by increased headcount.

General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$40,120	$38,444	$1,676	4%
Percentage of revenue	15%	18%

General and administrative expenses increased by $1.7 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $0.8 million in software license costs and an increase of $0.5 million in personnel-related mainly driven by increased headcount.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Other income, net	$20,410	$20,850	$(440)	(2)%

Other income, net remained roughly consistent during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Loss before income taxes	$(80,768)	$(90,501)	$9,733	(11)%
Provision for (benefit from) income taxes	(13,194)	2,466	(15,660)	(635)%
Effective tax rate	16.3%	(2.7)%

The Company’s benefit from income taxes was $13.2 million for the three months ended March 31, 2025. The income tax benefit was primarily attributable to the release of the valuation allowance of U.K. deferred tax assets. See Note 12, Income Taxes, to our condensed consolidated financial statements for further information.

The Company’s provision for income taxes was $2.5 million for the three months ended March 31, 2024, primarily due to foreign, federal, and state income taxes.

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

As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,916.6 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments primarily related to our office space.

We have generated significant operating losses and negative cash flows from operations. As of March 31, 2025, we had an accumulated deficit of $2,056.8 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(26,754)	$(25,954)
Net cash used in investing activities	$(112,003)	$(16,765)
Net cash provided by financing activities	$30,801	$30,004

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

Cash used in operating activities of $26.8 million for the three months ended March 31, 2025 primarily consisted of our net loss of $67.6 million, adjusted for non-cash charges of $91.4 million, and net cash outflows of $50.6 million from changes in our operating assets and liabilities. Our non-cash charges included $92.6 million of stock-based compensation expense, net of amounts capitalized, $13.9 million of amortization of deferred contract acquisition costs, and $6.6 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by a $17.3 million decrease in deferred income taxes due to the release of a valuation allowance on certain deferred tax assets. The main drivers of the changes in operating assets and liabilities were a $49.8 million decrease in accrued expenses and other liabilities due to timing of bonus payments, holdback payments, and purchases under our employee stock purchase plan and timing of accruals and payments, a $10.4 million increase in deferred contract acquisition costs due to our sales, and a $3.8 million decrease in deferred revenue, partially offset by a $15.4 million decrease in accounts receivables due to timing of billings and collections as well as overall growth of our sales.

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

Cash Flows from Investing Activities

Cash used in investing activities of $112.0 million for the three months ended March 31, 2025 was primarily due to purchases of marketable securities of $405.2 million, and capitalized internal-use software development costs of $4.8 million, partially offset by proceeds from maturities of marketable securities of $299.5 million.

Cash used in investing activities of $16.8 million for the three months ended March 31, 2024 was primarily due to purchases of marketable securities of $443.3 million, and capitalized internal-use software development costs of $5.5 million, partially offset by maturities of marketable securities of $432.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $30.8 million for the three months ended March 31, 2025 was due to $16.6 million in proceeds from the issuance of common stock upon exercises of stock options and $14.2 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Cash provided by financing activities of $30.0 million for the three months ended March 31, 2024 was due to $15.6 million in proceeds from the issuance of common stock under our employee stock purchase plan, and $14.4 million in proceeds from the issuance of common stock upon exercises of stock options.

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

Interest Rate Risk

As of March 31, 2025, we had $1,916.6 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis points relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of March 31, 2025.

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

To reduce the impact of foreign currency fluctuations, we have established a hedging program. See Note 5, Derivative Instruments and Hedging, to our condensed consolidated financial statements for additional information. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements.

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
•
Macroeconomic uncertainty and unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, international trade relations, reductions in information technology spending, or inflation, have impacted and may continue to impact our ability to grow our business and negatively affect our results of operations. In particular, we have experienced and expect to continue to experience longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, lower consumption from some of our larger enterprise customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine and in the Middle East.
•
Failure of our offerings to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.
•
We intend to continue investing significantly in Confluent Cloud, our Data Streaming Platform capabilities and our BYOC offering, and if these fail to achieve further market adoption or increased consumption, our growth, business, results of operations, and financial condition could be harmed. Reduced consumption by, or the loss or expected loss of, certain customers has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition.
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

Our revenue was $963.6 million, $777.0 million, and $585.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and $271.1 million and $217.2 million for the three months ended March 31, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offerings, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated a net loss of $345.1 million, $442.7 million, and $452.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and $67.6 million and $93.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $2,056.8 million. While we have experienced significant revenue growth in certain recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offerings, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption and consumption, expand the use and consumption of our offerings by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. Also, we have faced, and will continue to face, increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. As the percentage of our revenue attributable to Confluent Cloud continues to increase, we have incurred and expect to incur increased costs related to our public cloud contracts, which negatively impacts our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. In particular, we have limited experience operating our business at current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. Further, we have experienced, and in future periods may continue to experience, slower revenue growth, and our revenue has been and may in the future be impacted for a number of reasons, including shifts in our offerings and revenue mix, slowing demand for our offerings, rate of adoption and consumption of our Data Streaming Platform products, shifts in certain customers’ data streaming strategies, increasing competition, decreased productivity of our sales and marketing organization and effectiveness of our sales and marketing efforts to acquire new customers, retain existing customers or expand existing subscriptions and consumption of our usage-based offerings, strategic focus on operating efficiencies and margin improvements, changing technology, a decrease in the growth of our overall market, our failure, for any reason, to continue to take advantage of growth opportunities, or our failure to adapt and respond to inflationary factors affecting our business or future economic recessions. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Quarterly Report. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Macroeconomic uncertainty and unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, international trade relations, reductions in information technology spending, or inflation, have impacted and may continue to impact our ability to grow our business and negatively affect our results of operations.

Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including high interest rates, bank failures, global tariffs, taxes on multinational companies, international trade relations, political turmoil, potential U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on information technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, high inflation rates in the United States have in the past, and could in the future, result in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility has adversely affected and may continue to adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and expect to continue to experience longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, lower consumption from some of our larger enterprise customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine and in the Middle East. Our growth, business, and results of operations could be negatively impacted if the current armed conflict in the Middle East continues, worsens or expands to other nations or regions, including if our customers are harmed and reduce their engagement with Confluent or consumption of Confluent products and services. Uncertainty related to global tariffs could impact customer consumption of our offerings or revenues from sales of our products and services. Actual or potential U.S. federal government shutdowns have also resulted in uncertainty and disruption for certain of our customers, which have negatively impacted and may continue to negatively impact their consumption of our offerings. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or other period when IT budgets are growing at a slower rate or contracting growth, these customer dynamics may be exacerbated. These customer dynamics have had and may continue to have negative impacts on our revenue, business, and results of operations and have resulted and may in the future result in strategic changes in our focus on growth versus operating efficiency, margin improvements, and profitability. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

We intend to continue investing significantly in Confluent Cloud, our Data Streaming Platform capabilities and our BYOC offering, and if these fail to achieve further market adoption or increased consumption, our growth, business, results of operations, and financial condition could be harmed.

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

We also have limited experience marketing and selling our Data Streaming Platform capabilities and our BYOC offering. We expect our future growth to depend substantially on continued customer adoption and use of these capabilities and offerings, including as we continue to introduce additional features, functionalities, and use cases for such capabilities and offerings. In particular, the growth in adoption and usage of such capabilities and offerings will depend on, among other things, our ability to increase their market acceptance, improve customer understanding of their full benefits and potential uses cases, cost-effectively manage customers’ adoption and usage journey, including managing customer optimization, and ensure customers realize benefits in total cost of ownership relating to these capabilities and offerings. We may experience fluctuations in our growth from time to time due to these and other factors impacting the adoption and usage of our Data Streaming Platform capabilities and BYOC offering.

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

While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 47% and 52% of our subscription revenue for the years ended December 31, 2024 and 2023, respectively, and 45% and 48% of our subscription revenue for the three months ended March 31, 2025 and 2024, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition, and results of operations could be harmed.

As usage and adoption of our offerings grow, we will need to devote additional resources to improving our offerings’ capabilities, features, and functionality. In addition, we will need to appropriately scale our internal business operations and our services organization to serve our growing customer base. Any failure of or delay in these efforts could result in impaired product performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates, or the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Further, any failure in optimizing the costs associated with our third-party cloud services as we scale could negatively impact our gross margins. Our expansion efforts will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies, vulnerabilities or service disruptions as a result of our efforts to scale our internal infrastructure, which may result in extended outages, loss of customer trust, and harm to our reputation. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition, and results of operations.

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

It is difficult to predict customer adoption rates, consumption, and demand for our offerings, the entry of competitive products or the future growth rate and size of the data infrastructure market. The expansion of this market depends on a number of factors, including the cost, performance, and perceived value associated with data infrastructure platforms as an alternative or supplement to legacy systems such as traditional databases, as well as the ability of platforms for data in motion to address heightened data privacy and security concerns. If we have a security incident or third-party cloud service providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for products as a whole, including our offerings, may be negatively affected. In addition, many of our potential customers have made significant investments in alternative data infrastructure platforms and may be unwilling to invest in new products, such as our offerings. If data-in-motion technology does not achieve market acceptance, including from rapidly evolving markets or industries, such as GenAI, or there is a reduction in consumption or demand caused by a lack of customer acceptance, technological challenges, economic conditions, data privacy and security concerns, shifts in customers’ data streaming strategies, governmental regulation, competing technologies and products, decreases in information technology spending or otherwise, the market for our offerings might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition, and results of operations. Additionally, while the adoption of generative AI and event-driven autonomous agents may drive future growth in our business, particularly with respect to our Data Streaming Platform capabilities, worldwide markets for generative AI applications may not develop in the manner we anticipate, or at all. In addition, because the markets for generative AI applications are still emerging, demand for our offerings in these markets may be unpredictable.

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

Further, achieving and maintaining certain government certifications may require significant upfront cost, time, and resources. This includes various cybersecurity certifications required by presidential Executive Orders and specific departments or agencies, such as Secure Software Development requirements and the U.S. Department of Defense’s Cybersecurity Maturity Model Certification (CMMC). This also includes U.S. Federal Risk and Authorization Management Program (FedRAMP) authorization for Confluent Cloud. If we do not obtain U.S. FedRAMP authorization for Confluent Cloud, we will not be able to sell Confluent Cloud, directly or indirectly, to certain Federal government and other public sector customers as well as private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against larger enterprises whose competitive offerings are FedRAMP authorized. Further, there can be no assurance that we will secure commitments or contracts with government entities even if we obtain such certifications, which could harm our margins, business, financial condition, and results of operations.

Government demand and payment for our offerings have been and may in the future be negatively impacted by public sector budgetary cycles and funding authorizations, such as federal government shutdowns or shifts in procurement strategies, with funding reductions or delays adversely affecting public sector demand for our offerings.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act, or CCPA, imposes several obligations on covered businesses, including requiring specific disclosures in privacy notices related to a business’s collection, use, and sharing of personal information, implementing new operational practices, and honoring requests from California residents to exercise certain privacy rights related to their personal information. The CCPA contains civil potential penalties for noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. Numerous states have passed comprehensive data privacy and security laws, and similar laws are being considered in several other states as well as at the federal and local levels. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, pursuant to various data privacy and security laws and other obligations, we are now and may in the future be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences.

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

As of March 31, 2025 and December 31, 2024, we had 1,412 and 1,381 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offerings and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offerings, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of the evaluation and purchasing approval processes. Since the process for deployment, configuration, and management of our offerings is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offerings. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions or usage commitments. In certain circumstances, an enterprise customer’s decision to use our offerings may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offerings. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offerings on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offerings widely enough across their organization to justify our substantial upfront investment.

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

We use third-party open source software in our offerings, most significantly Apache Kafka, Apache Flink, and Apache Iceberg, and we expect to continue to incorporate such open source software in our offerings in the future. Many open source software licenses, including the Apache License, Version 2.0, state that any work of authorship licensed under it may be reproduced and distributed provided that certain conditions are met. However, we may be subject to suits by parties claiming ownership rights in what we believe to be permissively licensed open source software or claiming non-compliance with the applicable open source licensing terms. It is possible that a court would hold the Apache License, Version 2.0 to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that open source components of our offerings may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of our offerings.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 42% and 40% of our revenue for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2025, approximately 47% of our full-time employees were located outside of the United States, with 19% and 8% of our full-time employees located in India and the UK, respectively. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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
•
potential changes in international trade relations, regulations, or laws;
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in this Quarterly Report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2025, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 65.6% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 6.8% of our outstanding classes of common stock as a whole, but controls approximately 24.3% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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

In addition, as of March 31, 2025, up to 20,855,277 shares of our Class B common stock and up to 25,975,632 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 64,437,621 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, many of our employees have elected to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

(c) Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Melanie Vinson - Chief Legal Officer	Adoption	3/14/2025	X		Up to 345,665(1)	6/23/2026
Alyssa Henry - Director	Adoption	3/13/2025	X		Up to 125,000	6/19/2026
Matthew Miller - Director(2)	Termination	2/13/2025	X		Up to 122,313	6/16/2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) The shares that may be sold under the Rule 10b5-1 trading plan may be (a) reduced by the number of shares sold to satisfy tax withholding obligations upon vesting of certain restricted stock units covered by the plan, pursuant to Confluent’s non-discretionary sell-to-cover requirement, and (b) reduced by any shares sold in accordance with an existing plan prior to its expiration on June 20, 2025.

(2) Represents the termination of a Rule 10b5-1 trading plan adopted by a trust affiliated with Matthew Miller on March 13, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	10-Q	001-40526	3.2	5-3-2023
10.1+	Confirmatory Offer Letter by and between the Registrant and Melanie Vinson, dated March 6, 2025.					X
10.2+	Executive Officer Change in Control/Severance Benefit Plan and related participation agreement.	10-K	001-40526	10.16	2-18-2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date:	April 30, 2025

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rohan Sivaram
Name:	Rohan Sivaram
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Kong Phan
Name:	Kong Phan
Title:	Chief Accounting Officer
(Principal Accounting Officer)