Form 10-Q
period 2025-06-30
Confluent, Inc.
filed 2025-07-30
CIK 1699838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40526
__________________________________________________________
CONFLUENT, INC.
(Exact Name of Registrant as Specified in its Charter)
__________________________________________________________

Delaware	47-1824387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
899 W. Evelyn Avenue Mountain View, California	94041
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (800) 439-3207
__________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of July 23, 2025, there were 291,931,187 shares of the registrant’s Class A common stock and 52,812,935 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, revenue mix, expenses, and other results of operations;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase consumption of our offering, including our data streaming platform, and expand features and functionalities;
•our ability to achieve or sustain our margins and profitability;
•the impact of, and our ability to operate our business and effectively manage our growth under, evolving and uncertain macroeconomic conditions and scrutiny on IT spending, including as a result of inflationary pressures, geopolitical events, and recessionary environments;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, including in connection with our shift to a consumption-oriented sales model for Confluent Cloud, and our ability to promote our brand;
•our growth strategies for, and market acceptance of, our platform, as well as our ability to execute such strategies;
•the estimated addressable market opportunity and our ability to penetrate such market;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•the effects of public health crises;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Confluent, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$295,591	$385,980
Marketable securities	1,645,032	1,524,583
Accounts receivable, net	357,607	314,306
Deferred contract acquisition costs	47,658	47,271
Prepaid expenses and other current assets	95,606	79,179
Total current assets	2,441,494	2,351,319
Property and equipment, net	86,962	78,680
Operating lease right-of-use assets	6,932	8,818
Goodwill	164,406	164,406
Intangible assets, net	6,997	7,924
Deferred contract acquisition costs, non-current	68,473	71,468
Other assets, non-current	42,144	12,296
Total assets	$2,817,408	$2,694,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,491	$7,531
Accrued expenses and other liabilities	167,839	194,250
Operating lease liabilities	9,251	8,694
Deferred revenue	424,293	378,771
Total current liabilities	612,874	589,246
Operating lease liabilities, non-current	4,454	9,138
Deferred revenue, non-current	31,356	30,430
Convertible senior notes, net	1,094,051	1,092,149
Other liabilities, non-current	11,006	12,722
Total liabilities	1,753,741	1,733,685
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 291,060,013 and 271,787,370 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 52,792,226 and 61,097,976 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	3,192,349	2,953,080
Accumulated other comprehensive income (loss)	10,055	(2,641)
Accumulated deficit	(2,138,740)	(1,989,216)
Total stockholders’ equity	1,063,667	961,226
Total liabilities and stockholders’ equity	$2,817,408	$2,694,911
See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription	$270,832	$224,702	$531,742	$431,604
Services	11,453	10,284	21,663	20,619
Total revenue	282,285	234,986	553,405	452,223
Cost of revenue:
Subscription	61,052	52,863	117,899	101,218
Services	13,118	12,118	25,389	24,984
Total cost of revenue	74,170	64,981	143,288	126,202
Gross profit	208,115	170,005	410,117	326,021
Operating expenses:
Research and development	121,221	106,060	238,022	203,631
Sales and marketing	143,631	132,865	289,890	264,217
General and administrative	39,701	39,429	79,821	77,873
Total operating expenses	304,553	278,354	607,733	545,721
Operating loss	(96,438)	(108,349)	(197,616)	(219,700)
Other income, net	21,109	21,853	41,519	42,703
Loss before income taxes	(75,329)	(86,496)	(156,097)	(176,997)
Provision for (benefit from) income taxes	6,621	3,404	(6,573)	5,870
Net loss	$(81,950)	$(89,900)	$(149,524)	$(182,867)
Net loss per share, basic and diluted	$(0.24)	$(0.28)	$(0.44)	$(0.58)
Weighted-average shares used to compute net loss per share, basic and diluted	341,208,548	319,415,586	338,491,146	316,809,384
See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(81,950)	$(89,900)	$(149,524)	$(182,867)
Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on marketable securities	(277)	(274)	465	(2,140)
Net unrealized gain (loss) on derivative instruments	7,472	506	12,231	(1,231)
Other comprehensive income (loss), net of tax	7,195	232	12,696	(3,371)
Total comprehensive loss	$(74,755)	$(89,668)	$(136,828)	$(186,238)
See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 1, 2025	339,730,344	$3	$3,079,260	$2,860	$(2,056,790)	$1,025,333
Issuance of common stock upon exercise of vested options	824,204	—	6,161	—	—	6,161
Vesting of restricted stock units	3,297,691	—	—	—	—	—
Stock-based compensation	—	—	106,928	—	—	106,928
Other comprehensive income, net of tax	—	—	—	7,195	—	7,195
Net loss	—	—	—	—	(81,950)	(81,950)
Balances as of June 30, 2025	343,852,239	$3	$3,192,349	$10,055	$(2,138,740)	$1,063,667

	Three Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 1, 2024	317,262,580	$3	$2,584,665	$(2,333)	$(1,737,118)	$845,217
Vesting of early exercised options	—	—	301	—	—	301
Issuance of common stock upon exercise of vested options	1,689,204	—	14,402	—	—	14,402
Vesting of restricted stock units	3,281,117	—	—	—	—	—
Stock-based compensation	—	—	103,612	—	—	103,612
Other comprehensive income, net of tax	—	—	—	232	—	232
Net loss	—	—	—	—	(89,900)	(89,900)
Balances as of June 30, 2024	322,232,901	$3	$2,702,980	$(2,101)	$(1,827,018)	$873,864

	Six Months Ended June 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 1, 2025	332,885,346	$3	$2,953,080	$(2,641)	$(1,989,216)	$961,226
Vesting of early exercised options	—	—	126	—	—	126
Issuance of common stock upon exercise of vested options	3,225,406	—	22,103	—	—	22,103
Vesting of restricted stock units	6,982,003	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	759,484	—	14,195	—	—	14,195
Stock-based compensation	—	—	202,845	—	—	202,845
Other comprehensive income, net of tax	—	—	—	12,696	—	12,696
Net loss	—	—	—	—	(149,524)	(149,524)
Balances as of June 30, 2025	343,852,239	$3	$3,192,349	$10,055	$(2,138,740)	$1,063,667

	Six Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 1, 2024	311,511,542	$3	$2,453,293	$1,270	$(1,644,151)	$810,415
Vesting of early exercised options	—	—	617	—	—	617
Issuance of common stock upon exercise of vested options	3,947,036	—	28,936	—	—	28,936
Vesting of restricted stock units	6,100,168	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	674,155	—	15,603	—	—	15,603
Stock-based compensation	—	—	204,531	—	—	204,531
Other comprehensive loss, net of tax	—	—	—	(3,371)	—	(3,371)
Net loss	—	—	—	—	(182,867)	(182,867)
Balances as of June 30, 2024	322,232,901	$3	$2,702,980	$(2,101)	$(1,827,018)	$873,864
See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,524)	$(182,867)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,949	10,153
Net accretion of discounts on marketable securities	(12,799)	(20,267)
Amortization of debt issuance costs	1,902	1,906
Amortization of deferred contract acquisition costs	28,254	26,096
Non-cash operating lease costs	2,164	1,854
Stock-based compensation, net of amounts capitalized	194,572	194,429
Deferred income taxes	(17,161)	342
Other	1,561	1,210
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(44,907)	(28,658)
Deferred contract acquisition costs	(25,646)	(25,028)
Prepaid expenses and other assets	(18,473)	1,774
Accounts payable	4,082	7,055
Accrued expenses and other liabilities	(28,679)	3,141
Operating lease liabilities	(4,382)	(3,929)
Deferred revenue	46,448	(4,575)
Net cash used in operating activities	(8,639)	(17,364)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(10,997)	(10,315)
Purchases of marketable securities	(871,228)	(899,190)
Sales of marketable securities	6,144	12,744
Maturities of marketable securities	757,937	835,756
Purchases of investments in privately-held companies	—	(1,000)
Purchases of property and equipment	(2,348)	(1,291)
Net cash used in investing activities	(120,492)	(63,296)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	22,668	27,497
Proceeds from issuance of common stock under employee stock purchase plan	14,195	15,603
Net cash provided by financing activities	36,863	43,100
Effect of exchange rate changes on cash and cash equivalents	1,879	(873)
Net decrease in cash and cash equivalents	(90,389)	(38,433)
Cash and cash equivalents at beginning of period	385,980	349,761
Cash and cash equivalents at end of period	$295,591	$311,328

	Six Months Ended June 30,
	2025	2024
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$6,395	$5,142
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$8,273	$10,102
Vesting of early exercised stock options	$126	$617
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
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of operations and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
3. Marketable Securities
The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$769,320	$523	$(264)	$769,579
Corporate notes and bonds	480,542	1,727	(68)	482,201
U.S. agency obligations	272,414	334	(208)	272,540
Commercial paper	109,873	—	—	109,873
Time deposits	10,839	—	—	10,839
Total marketable securities	$1,642,988	$2,584	$(540)	$1,645,032

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$667,102	$1,022	$(473)	$667,651
Corporate notes and bonds	514,655	1,157	(199)	515,613
U.S. agency obligations	253,886	402	(353)	253,935
Commercial paper	80,357	21	—	80,378
Time deposits	7,006	—	—	7,006
Total marketable securities	$1,523,006	$2,602	$(1,025)	$1,524,583
The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$316,832	$(264)	$—	$—	$316,832	$(264)
U.S. agency obligations	137,599	(208)	—	—	137,599	(208)
Corporate notes and bonds	89,210	(68)	—	—	89,210	(68)
Total	$543,641	$(540)	$—	$—	$543,641	$(540)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$135,641	$(473)	$—	$—	$135,641	$(473)
U.S. agency obligations	114,378	(353)	—	—	114,378	(353)
Corporate notes and bonds	89,794	(191)	18,813	(8)	108,607	(199)
Total	$339,813	$(1,017)	$18,813	$(8)	$358,626	$(1,025)
For available-for-sale debt securities in an unrealized loss position, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of June 30, 2025 and December 31, 2024. Realized gains and losses were not material for the three and six months ended June 30, 2025 and 2024.
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	June 30, 2025
	Amortized Cost	Fair Value
Due within one year	$1,071,429	$1,071,920
Due after one year through five years	571,559	573,112
Total	$1,642,988	$1,645,032

4. Fair Value of Financial Instruments
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$204,171	$—	$204,171
Commercial paper	—	41,811	41,811
U.S. treasury securities	—	5,744	5,744
Marketable securities:
U.S. treasury securities	—	769,579	769,579
Corporate notes and bonds	—	482,201	482,201
U.S. agency obligations	—	272,540	272,540
Commercial paper	—	109,873	109,873
Time deposits	—	10,839	10,839
Derivative instruments:
Foreign currency forward contracts	—	11,813	11,813
Total assets	$204,171	$1,704,400	$1,908,571
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$—	$1,583	$1,583
Total liabilities	$—	$1,583	$1,583

	December 31, 2024
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$326,576	$—	$326,576
U.S. treasury securities	—	11,489	11,489
Marketable securities:
U.S. treasury securities	—	667,651	667,651
Corporate notes and bonds	—	515,613	515,613
U.S. agency obligations	—	253,935	253,935
Commercial paper	—	80,378	80,378
Time deposits	—	7,006	7,006
Derivative instruments:
Foreign currency forward contracts	—	1,062	1,062
Total assets	$326,576	$1,537,134	$1,863,710
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$—	$5,914	$5,914
Total liabilities	$—	$5,914	$5,914

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, time deposits, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025 and December 31, 2024, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $1,025.7 million and $988.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8, Convertible Senior Notes, for further information on the Company’s convertible senior notes.
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
The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	June 30, 2025	December 31, 2024
Foreign currency forward contracts designated as hedging instruments	$194,706	$180,754
Foreign currency forward contracts not designated as hedging instruments	173,304	95,191
Total derivative instruments	$368,010	$275,945

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

	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$6,280	$205
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	3,650	716
Foreign currency forward contracts designated as hedging instruments	Other assets, non-current	1,883	141
Total derivative assets		$11,813	$1,062
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$125	$3,829
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	1,451	1,368
Foreign currency forward contracts designated as hedging instruments	Other liabilities, non-current	7	717
Total derivative liabilities		$1,583	$5,914
The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$559	$543	$(4,200)	$2,280
Net gain (loss) recognized in other comprehensive income (loss), net of tax	8,692	675	12,489	(937)
Net gain reclassified from AOCI to earnings	(1,220)	(169)	(258)	(294)
Ending balance	$8,031	$1,049	$8,031	$1,049
As of June 30, 2025, $8.0 million of net unrealized gains were included in the balance of accumulated other comprehensive income (loss) related to foreign currency forward contracts designated as hedging instruments. The Company expects to reclassify $6.2 million of net unrealized gains from accumulated other comprehensive income (loss) into earnings over the next 12 months.

The following table summarizes the effect of foreign currency forward contracts on the condensed consolidated statements of operations (in thousands):

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Cost of revenue - subscription	$114	$30	$40	$54	$—	$—	$—	$—
Cost of revenue - services	92	11	37	19	—	—	—	—
Research and development	233	33	(121)	64	—	—	—	—
Sales and marketing	679	66	116	99	—	—	—	—
General and administrative	102	29	25	58	—	—	—	—
Other income (expense), net	—	—	—	—	2,932	(242)	4,190	(1,049)
Total gain (loss) recognized in earnings	$1,220	$169	$97	$294	$2,932	$(242)	$4,190	$(1,049)
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	June 30, 2025	December 31, 2024
Computers, equipment, and software	$14,565	$12,664
Furniture and fixtures	1,047	1,047
Leasehold improvements	416	416
Capitalized internal-use software costs	97,072	74,395
Construction in progress - capitalized internal-use software costs	28,853	33,731
Property and equipment, at cost	$141,953	$122,253
Less: Accumulated depreciation and amortization	(54,991)	(43,573)
Property and equipment, net	$86,962	$78,680
Depreciation and amortization expense was $6.1 million and $5.3 million for the three months ended June 30, 2025 and 2024, respectively, and $12.2 million and $9.1 million for the six months ended June 30, 2025 and 2024, respectively.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$53,297	$76,308
Accrued income taxes	34,406	27,313
Accrued expenses	27,123	17,771
Accrued commissions	16,623	22,735
Employee contributions under employee stock purchase plan	10,723	12,606
Accrued payroll taxes	6,597	15,940
Other liabilities	19,070	21,577
Total accrued expenses and other liabilities	$167,839	$194,250
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
The Company also entered into holdback agreements with certain employees of WarpStream Labs, pursuant to which the Company issued $7.9 million in restricted Class A common stock and will pay up to an aggregate of $76.2 million in cash. The vesting and payout of the restricted common stock and holdback cash is subject to continued employment over three years and achievement of certain milestones, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. The Company deposited $8.6 million of the holdback cash into an escrow account upon closing of the acquisition, and the Company recorded this amount within prepaid expenses and other current assets on the consolidated balance sheets. Total compensation expense related to the holdback agreements during the three and six months ended June 30, 2025 was $7.6 million and $15.2 million, respectively. See Note 11, Stockholders’ Equity, for further information.
Transaction costs associated with the acquisition incurred during the three and six months ended June 30, 2025 were not material and were recorded as general and administrative expenses in the condensed consolidated statements of operations. The results of operations of WarpStream Labs included in the Company’s condensed consolidated financial statements since the date of acquisition were not material. Pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.
2023 Business Combination
In January 2023, the Company acquired all outstanding shares of immerok GmbH (“Immerok”), an Apache Flink stream processing managed services company, for purchase consideration of $54.9 million in cash. The Company acquired Immerok primarily for its talent and developed technology.

The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company could pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over a minimum of three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. Compensation expense related to the holdback agreements was immaterial and $4.3 million for the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $8.7 million for the six months ended June 30, 2025 and 2024, respectively.
Goodwill
No changes were made to the carrying values of goodwill during the six months ended June 30, 2025. Goodwill as of June 30, 2025 and December 31, 2024 was $164.4 million.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	June 30, 2025
	Gross	Accumulated Amortization	Net
Developed technology	$10,856	$(3,859)	$6,997
Total	$10,856	$(3,859)	$6,997

	December 31, 2024
	Gross	Accumulated Amortization	Net
Developed technology	$10,856	$(2,932)	$7,924
Total	$10,856	$(2,932)	$7,924
Amortization expense was not material for the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2025	$943
2026	1,870
2027	1,870
2028	1,374
2029	940
Total	$6,997
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
(1)during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2027 Notes on each applicable trading day;
(2)during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate for the 2027 Notes on each such trading day;
(3)if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called) for redemption; or
(4)upon the occurrence of specified corporate events as set forth in the Indenture.
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
During the three months ended June 30, 2025, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
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
The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other income (expense), net on the condensed consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs was $1.0 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and $1.9 million for both the six months ended June 30, 2025 and 2024.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(5,949)	(7,851)
Net carrying amount	$1,094,051	$1,092,149
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
9. Commitments and Contingencies
Leases
The Company has entered into non-cancelable operating leases, primarily for the rent of office space expiring at various dates through 2029. Certain lease agreements contain an option for the Company to renew the lease or an option to terminate the lease early. The Company considers these options in determining the lease term and minimum lease payments on a lease-by-lease basis. None of the Company’s lease agreements contain any material non-lease components, material residual value guarantees, or material restrictive covenants.
In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. In 2024, the letter of credit was reduced to $6.5 million. No draws have been made under the letter of credit as of June 30, 2025 and December 31, 2024.
Purchase Obligations
During the six months ended June 30, 2025, the Company entered into a services agreement that includes a non-cancelable commitment of $125.0 million payable over the next five years through June 2030. There were no other material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of June 30, 2025 and December 31, 2024, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification
The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual and the maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of June 30, 2025 and December 31, 2024, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three and six months ended June 30, 2025 and 2024 to offset certain of the Company’s potential liabilities under these indemnification provisions.
The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of June 30, 2025 and December 31, 2024, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.
10. Revenue
Disaggregation of Revenue
The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Geographic markets:
United States	$164,348	58%	$143,246	61%	$320,760	58%	$270,656	60%
International	117,937	42%	91,740	39%	232,645	42%	181,567	40%
Total revenue	$282,285	100%	$234,986	100%	$553,405	100%	$452,223	100%
Subscriptions and services:
Confluent Platform - License	$30,630	11%	$26,958	12%	$61,688	11%	$46,325	10%
Confluent Platform - PCS(1)	89,678	32%	80,381	34%	176,788	32%	161,074	36%
Confluent Cloud(2)	150,524	53%	117,363	50%	293,266	53%	224,205	49%
Subscription	270,832	96%	224,702	96%	531,742	96%	431,604	95%
Services	11,453	4%	10,284	4%	21,663	4%	20,619	5%
Total revenue	$282,285	100%	$234,986	100%	$553,405	100%	$452,223	100%
(1)PCS refers to post-contract customer support, maintenance, and upgrades.
(2)Includes revenue from WarpStream since the date of acquisition, which was not material for the three and six months ended June 30, 2025
Remaining Performance Obligations (“RPO”)
RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of June 30, 2025, the Company’s RPO was $1,162.3 million, approximately 59% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months. Actual amounts or timing of revenue recognized may differ due to subsequent contract modifications.
Deferred Revenue
Deferred revenue, including current and non-current balances as of June 30, 2025 and December 31, 2024 was $455.6 million and $409.2 million, respectively. For the six months ended June 30, 2025 and 2024, revenue recognized from deferred revenue at the beginning of the year was $253.2 million and $239.9 million, respectively.

Accounts Receivable, Net
The unbilled receivables balance included in accounts receivable, net on the condensed consolidated balance sheets was $164.3 million and $130.7 million as of June 30, 2025 and December 31, 2024, respectively.
The Company’s allowance for expected credit losses was not material as of June 30, 2025 and December 31, 2024. Additions to and write-offs against the allowance for expected credit losses were not material for the three and six months ended June 30, 2025 and 2024.
Deferred Contract Acquisition Costs
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$118,739	$119,752
Capitalization of contract acquisition costs	25,646	25,028
Amortization of deferred contract acquisition costs	(28,254)	(26,096)
Ending balance	$116,131	$118,684
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

Common Stock Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	June 30, 2025	December 31, 2024
2014 Stock Plan:
Options outstanding	19,906,898	23,142,966
Restricted stock units outstanding	55	277,960
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	23,404,364	20,277,922
Remaining shares available for future issuance	51,104,256	44,279,867
2021 Employee Stock Purchase Plan	12,708,562	10,139,193
Total	107,146,635	98,140,408
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
Equity Awards Outstanding
The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2025	44,279,867	23,165,466	$7.97	4.95	$463,750
Increase in authorized shares	16,644,267	—	$—
Stock options exercised	—	(3,225,406)	$6.85
Stock options forfeited or expired	10,662	(10,662)	$18.18
RSUs granted	(12,315,531)	—	$—
RSUs forfeited or cancelled	2,484,991	—	$—
Balance as of June 30, 2025	51,104,256	19,929,398	$8.14	4.30	$335,249
Vested as of June 30, 2025		19,929,398	$8.14	4.30	$335,249
Vested and expected to vest as of June 30, 2025		19,929,398	$8.14	4.30	$335,249
Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $73.8 million and $88.2 million for the six months ended June 30, 2025 and 2024, respectively. No options were granted during the six months ended June 30, 2025 and 2024.
RSUs
The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2025	20,555,882	$26.97
RSUs granted	12,315,531	$26.16
RSUs vested	(6,982,003)	$27.88
RSUs forfeited or cancelled	(2,484,991)	$28.77
Unvested balance as of June 30, 2025	23,404,419	$26.09

Restricted Common Stock
In September 2024, in connection with the WarpStream Labs business combination discussed in Note 7, Business Combinations, Goodwill, and Intangible Assets, the Company issued 397,436 shares of Class A common stock to certain employees of WarpStream Labs. These shares are subject to holdback arrangements, pursuant to which the vesting is subject to continued employment over three years and achievement of certain milestones. The $7.9 million fair value of these shares is accounted for as post-combination stock-based compensation expense using the accelerated attribution method over the requisite service period when it is probable the performance-based vesting condition will be achieved. As of June 30, 2025, 397,436 shares remained unvested.
Restricted common stock is included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.
Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue - subscription	$7,329	$6,956	$13,319	$13,199
Cost of revenue - services	1,950	2,223	3,698	4,796
Research and development	47,948	40,770	88,742	79,664
Sales and marketing	31,249	33,823	61,736	66,981
General and administrative	13,521	15,335	27,077	29,789
Stock-based compensation, net of amounts capitalized	$101,997	$99,107	$194,572	$194,429
Capitalized stock-based compensation	4,931	4,505	8,273	10,102
Total stock-based compensation	$106,928	$103,612	$202,845	$204,531
As of June 30, 2025, there was $554.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.6 years.

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
The Company’s provision for income taxes was $6.6 million for the three months ended June 30, 2025 primarily due to foreign, federal, and state income taxes. The Company’s benefit from income taxes was $6.6 million for the six months ended June 30, 2025. The income tax benefit was primarily attributable to the release of the valuation allowance of U.K. deferred tax assets during the first quarter of 2025. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025, the Company achieved cumulative U.K. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded it is more likely than not that its U.K. deferred tax assets will be realizable and released $16.4 million of the valuation allowance as a discrete tax benefit during the six months ended June 30, 2025. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets. The Company will release the valuation allowance when there is sufficient positive evidence to support the conclusion that it is more likely than not the deferred tax assets will be realized.
The Company’s provision for income taxes was $3.4 million and $5.9 million for the three and six months ended June 30, 2024, respectively, primarily due to foreign, federal, and state income taxes.

13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	Class A and Class B Common Stock		Class A and Class B Common Stock
Numerator:
Net loss	$(81,950)	$(89,900)	$(149,524)	$(182,867)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	341,208,548	319,415,586	338,491,146	316,809,384
Net loss per share, basic and diluted	$(0.24)	$(0.28)	$(0.44)	$(0.58)
The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to the Company’s Class A and Class B common stockholders for the periods presented because the impact of including them would have been anti-dilutive:

	June 30, 2025	June 30, 2024
Stock options	19,929,398	26,788,538
Unvested restricted common stock and early exercised stock options	397,436	67,525
RSUs	23,404,419	21,297,536
ESPP	591,215	514,211
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960
Total	55,315,428	59,660,770
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
Note 14. Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, a non-recognized subsequent event. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company is currently evaluating the comprehensive impact of this new legislation, with the accounting effects expected to be recognized starting in the fiscal quarter ending September 30, 2025.

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
We are focused on the acquisition of new customers and expanding within our current customers. Our “consumption-oriented” go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka®, Apache Flink®, and Apache Iceberg®, community downloads, and our enterprise sales force. We acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a commitment contract. Once customers see the benefits of our platform for their initial use cases, we believe that they will expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our Data Streaming Platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We have experienced significant growth, with revenue of $282.3 million and $235.0 million for the three months ended June 30, 2025 and 2024, respectively, representing year-over-year growth of 20%, and revenue of $553.4 million and $452.2 million for the six months ended June 30, 2025 and 2024, respectively, representing year-over-year growth of 22%.
Business and Macroeconomic Conditions
Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions, including inflation, interest rates, fluctuations or volatility in capital markets or foreign currency exchange rates, the threat of new or increased tariffs, escalating trade tensions and changes in trade agreements, and geopolitical events around the world, such as the impact from recent U.S. tariff activity as well as ongoing conflicts between Russia and Ukraine and in the Middle East. We have experienced, and expect to continue to experience, negative impacts from these and other factors, including longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending from existing and potential customers. In addition, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, resulting in lower consumption from time to time, primarily due to continued customer focus on near-term cloud cost optimization and driving efficiencies and resulting impacts on expansion in new use cases as well as shifts in customers’ data streaming strategies. We typically experience more consumption volatility during periods of increased customer scrutiny on IT spending. We cannot be certain how long these uncertain macroeconomic conditions, geopolitical events, and IT spending and consumption patterns, and their resulting effects on our industry, our financial results, our business strategy, and customers, will persist.
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
Increasing Adoption of Confluent Cloud
We believe our cloud-native Confluent Cloud offering continues to represent an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer users a free cloud trial and a pay-as-you-go arrangement to encourage adoption and expand via new use cases to increase usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. Our Confluent Cloud revenue represented 53% and 50% of our total revenue for the three months ended June 30, 2025 and 2024, respectively, and 53% and 49% of our total revenue for the six months ended June 30, 2025 and 2024, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations have in the past fluctuated and may continue to fluctuate from period to period due to the usage-based nature of Confluent Cloud, and varying patterns of customer consumption and adoption trends, including due to impacts from macroeconomic uncertainty and related effects on customer IT spending, as described above. While we expect Confluent Cloud’s contribution to our revenue to continue to increase over time, the rate of such increase may fluctuate over time.
Growing Our Customer Base
We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and increasingly prioritized consumption over commitments, including by creating more self-serve opportunities and completing our shift to a consumption-oriented sales model for Confluent Cloud, we have broadened our reach of customers and are able to attract a greater array of customers, including those in the earlier stages of data streaming adoption. Our ability to attract new customers will depend on and has historically been impacted by a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities and to focus on consumption over commitments, our ability to enhance our brand and educate potential customers about the benefits and reduced total cost of ownership of our offerings compared to alternatives for data in motion, such as Apache Kafka, Apache Flink, and Apache Iceberg, our ability to effectively and competitively price our offerings, our ability to expand features and functionalities of our offerings, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, and competitive dynamics in our target markets. As a result, growth rates in our new customers fluctuate over time.

Retaining and Expanding Revenue from Existing Customers
Our business model and future growth are driven by customer renewals and increasing existing customer consumption and subscriptions over time, referred to as land-and-expand. Our ability to retain and expand revenue from existing customers, including through increased consumption of our offerings and contractual commitments and renewals, will depend on and has historically been impacted by a number of factors, including market acceptance of our offerings compared to data-in-motion alternatives, such as Apache Kafka, Apache Flink, and Apache Iceberg pricing of our offerings, customer satisfaction, expansion of features and functionalities of our offerings, competition, macroeconomic conditions, and overall changes in our customers’ spending levels. In particular, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, resulting in lower consumption from time to time, primarily due to continued customer focus on near-term cloud cost controls and driving efficiencies and resulting impacts on expansion in new use cases. Despite the continuing uncertain economic backdrop, as well as continuing volatility in rates of consumption and use case adoption, we believe we have significant opportunities to partner with our customers to help them realize increased value in Confluent in an efficient and sustainable manner, including through expansion of new use cases to drive their strategic goals. While these dynamics are expected to continue to result in reduced or fluctuating consumption expansion over the near term, we believe they can lead to more durable consumption expansion over time.
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

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)
We define ARR as (1) with respect to Confluent Platform customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud and WarpStream customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud and WarpStream in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offerings, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers, and may fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,439 and 1,306 customers with $100,000 or greater in ARR as of June 30, 2025 and 2024, respectively.
Dollar-Based Net Retention Rate (“NRR”)
We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud and WarpStream in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was 114% as of June 30, 2025, demonstrating our ability to expand within existing customers. Over the near term, we expect our dollar-based NRR to be tempered as a result of our shift to a consumption-oriented sales model for Confluent Cloud. Our dollar-based NRR as of June 30, 2025 was also tempered by, and over the near term is expected to continue to be tempered by, consumption volatility, resulting in reduced consumption expansion from certain customers, as described above under “—Key Factors Affecting Our Performance—Retaining and Expanding Revenue from Existing Customers.” Our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends have experienced and may continue to experience fluctuations across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Components of Results of Operations
Revenue
We derive revenue primarily from subscriptions and, to a lesser extent, services.
Subscription Revenue. Our subscription revenue consists of subscriptions to our Data Streaming Platform for customers to stream, connect, process, and govern all of their data. Our subscription offerings are designed to span across all environments: Confluent Cloud, our fully-managed cloud-native offering, Confluent Platform, our self-managed software offering, and WarpStream, a BYOC managed service offering. The vast majority of our revenue from Confluent Cloud for the three and six months ended June 30, 2025 and 2024 was based on usage-based commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Revenue from Confluent Platform includes revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. Pay-as-you-go and WarpStream arrangements have historically represented an immaterial portion of our subscription revenue.
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with customer support and maintenance, third-party cloud infrastructure costs, amortization of internal-use software and acquired intangible assets, and allocated overhead costs for information technology, business systems, facilities, and recruiting. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases.
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

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs are generally the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for information technology, business systems, facilities, and recruiting.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on our cash and cash equivalents and marketable securities, including amortization of premiums and accretion of discounts on marketable securities, amortization of debt issuance costs, the change in fair value of certain derivative instruments, and gains and losses from foreign currency transactions.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of income taxes in certain foreign and U.S. federal and state jurisdictions in which we conduct business. We released the valuation allowance against our U.K. deferred tax assets during the first quarter of 2025, but continue to maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Subscription	$270,832	$224,702	$531,742	$431,604
Services	11,453	10,284	21,663	20,619
Total revenue	282,285	234,986	553,405	452,223
Cost of revenue:
Subscription(1)	61,052	52,863	117,899	101,218
Services(1)	13,118	12,118	25,389	24,984
Total cost of revenue	74,170	64,981	143,288	126,202
Gross profit	208,115	170,005	410,117	326,021
Operating expenses:
Research and development(1)	121,221	106,060	238,022	203,631
Sales and marketing(1)	143,631	132,865	289,890	264,217
General and administrative(1)	39,701	39,429	79,821	77,873
Total operating expenses	304,553	278,354	607,733	545,721
Operating loss	(96,438)	(108,349)	(197,616)	(219,700)
Other income, net	21,109	21,853	41,519	42,703
Loss before income taxes	(75,329)	(86,496)	(156,097)	(176,997)
Provision for (benefit from) income taxes	6,621	3,404	(6,573)	5,870
Net loss	$(81,950)	$(89,900)	$(149,524)	$(182,867)

__________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue - subscription	$7,329	$6,956	$13,319	$13,199
Cost of revenue - services	1,950	2,223	3,698	4,796
Research and development	47,948	40,770	88,742	79,664
Sales and marketing	31,249	33,823	61,736	66,981
General and administrative	13,521	15,335	27,077	29,789
Total stock-based compensation expense	$101,997	$99,107	$194,572	$194,429

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription	96%	96%	96%	95%
Services	4	4	4	5
Total revenue	100	100	100	100
Cost of revenue:
Subscription	22	22	21	22
Services	5	5	5	6
Total cost of revenue	26	28	26	28
Gross profit	74	72	74	72
Operating expenses:
Research and development	43	45	43	45
Sales and marketing	51	57	52	58
General and administrative	14	17	14	17
Total operating expenses	108	118	110	121
Operating loss	(34)	(46)	(36)	(49)
Other income, net	7	9	8	9
Loss before income taxes	(27)	(37)	(28)	(39)
Provision for (benefit from) income taxes	2	1	(1)	1
Net loss	(29)%	(38)%	(27)%	(40)%
__________________________________________________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Subscription	$270,832	$224,702	$46,130	21%
Services	11,453	10,284	1,169	11%
Total revenue	$282,285	$234,986	$47,299	20%
Subscription revenue increased by $46.1 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to June 30, 2025. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate, which was 114% as of June 30, 2025. Confluent Cloud and Confluent Platform contributed 56% and 44%, respectively, of our subscription revenue during the three months ended June 30, 2025, compared to 52% and 48%, respectively, during the three months ended June 30, 2024.
Services revenue increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue
Subscription	$61,052	$52,863	$8,189	15%
Services	13,118	12,118	1,000	8%
Total cost of revenue	$74,170	$64,981	$9,189	14%
Gross profit	$208,115	$170,005	$38,110	22%

	Three Months Ended June 30,
	2025	2024
Gross margin
Subscription	77%	76%
Services	(15)%	(18)%
Total gross margin	74%	72%

Cost of subscription revenue increased by $8.2 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was due to an increase of $4.3 million in third-party cloud infrastructure costs, an increase of $2.3 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $1.6 million in amortization of internal-use software.
Cost of services revenue increased by $1.0 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to an increase of $2.0 million in third-party contractors and partners who supplement our services delivery team, partially offset by a decrease of $1.2 million in personnel-related costs and allocated overhead costs driven by decreased headcount.
Our subscription gross margin and services gross margin increased primarily due to efficiencies in personnel-related costs.
Research and Development

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$121,221	$106,060	$15,161	14%
Percentage of revenue	43%	45%
Research and development expenses increased by $15.2 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to an increase of $15.7 million in personnel-related costs and allocated overhead costs, an increase of $3.5 million in acquisition-related compensation costs, and an increase of $2.3 million in third-party cloud infrastructure costs, partially offset by a decrease of $6.3 million in software license costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $7.2 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$143,631	$132,865	$10,766	8%
Percentage of revenue	51%	57%
Sales and marketing expenses increased by $10.8 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to an increase of $6.6 million in personnel-related costs and allocated overhead costs, an increase of $2.0 million in travel-related costs, and an increase of $1.5 million in marketing and event expenses, partially offset by a decrease of $1.1 million in acquisition-related compensation costs. The increase in personnel-related costs was mainly driven by increased headcount, partially offset by a decrease of $2.6 million in stock-based compensation expense.
General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$39,701	$39,429	$272	1%
Percentage of revenue	14%	17%
General and administrative expenses remained roughly consistent during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other income, net	$21,109	$21,853	$(744)	(3)%
Other income, net decreased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a decrease of $2.4 million in interest income on marketable securities, partially offset by an increase of $1.3 million for the impact of foreign currency transaction gains and losses.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Loss before income taxes	$(75,329)	$(86,496)	$11,167	(13)%
Provision for income taxes	6,621	3,404	3,217	95%
Effective tax rate	(8.8)%	(3.9)%
The provision for income taxes during the three months ended June 30, 2025 and 2024 was primarily driven by foreign, federal, and state income taxes. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Subscription	$531,742	$431,604	$100,138	23%
Services	21,663	20,619	1,044	5%
Total revenue	$553,405	$452,223	$101,182	22%
Subscription revenue increased by $100.1 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the six months ended June 30, 2025. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate, which was 114% as of June 30, 2025. Confluent Cloud and Confluent Platform contributed 55% and 45%, respectively, of our subscription revenue during the six months ended June 30, 2025, compared to 52% and 48%, respectively, during the six months ended June 30, 2024.
Services revenue increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to an increase in delivery of professional services.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue
Subscription	$117,899	$101,218	$16,681	16%
Services	25,389	24,984	405	2%
Total cost of revenue	$143,288	$126,202	$17,086	14%
Gross profit	$410,117	$326,021	$84,096	26%

	Six Months Ended June 30,
	2025	2024
Gross margin
Subscription	78%	77%
Services	(17)%	(21)%
Total gross margin	74%	72%

Cost of subscription revenue increased by $16.7 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to an increase of $8.3 million in third-party cloud infrastructure costs, an increase of $4.3 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $4.0 million in amortization of internal-use software.
Cost of services revenue increased by $0.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was primarily due to an increase of $3.3 million in third-party contractors and partners who supplement our services delivery team, partially offset by a decrease of $3.1 million in personnel-related costs and allocated overhead costs driven by decreased headcount.

Our subscription gross margin and services gross margin increased primarily due to efficiencies in personnel-related costs.
Research and Development

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$238,022	$203,631	$34,391	17%
Percentage of revenue	43%	45%
Research and development expenses increased by $34.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to an increase of $26.6 million in personnel-related costs and allocated overhead costs, an increase of $8.8 million in acquisition-related compensation costs, and an increase of $3.6 million in third-party cloud infrastructure costs, partially offset by a decrease of $5.7 million in software license costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $9.1 million in stock-based compensation expense, net of amounts capitalized.
Sales and Marketing

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$289,890	$264,217	$25,673	10%
Percentage of revenue	52%	58%
Sales and marketing expenses increased by $25.7 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to an increase of $12.8 million in personnel-related costs and allocated overhead costs, an increase of $4.0 million in marketing and event expenses, an increase of $3.4 million in travel-related costs, and an increase of $2.2 million in amortization of deferred contract acquisition costs. The increase in personnel-related costs was mainly driven by increased headcount, partially offset by a decrease of $5.2 million in stock-based compensation expense.
General and Administrative

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$79,821	$77,873	$1,948	3%
Percentage of revenue	14%	17%
General and administrative expenses increased by $1.9 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to an increase of $1.4 million in software license costs. Total personnel-related costs and allocated overhead costs remained roughly consistent year over year, but includes the impact of increased headcount, offset by a decrease in stock-based compensation expense.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other income, net	$41,519	$42,703	$(1,184)	(3)%
Other income, net decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a decrease of $4.1 million in interest income on marketable securities driven by lower yields, partially offset by an increase of $2.3 million for the impact of foreign currency transaction gains and losses.
Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Loss before income taxes	$(156,097)	$(176,997)	$20,900	(12)%
(Benefit from) provision for income taxes	(6,573)	5,870	(12,443)	(212)%
Effective tax rate	4.2%	(3.3)%
The Company’s benefit from income taxes was $6.6 million for the six months ended June 30, 2025. The income tax benefit was attributable to the $16.4 million release of the valuation allowance of U.K. deferred tax assets in the three months ended March 31, 2025, partially offset by the Company’s provision for income taxes of $9.8 million for the six months ended June 30, 2025. See Note 12, Income Taxes, to our condensed consolidated financial statements for further information.
The Company’s provision for income taxes during the six months ended June 30, 2024 was primarily driven by foreign, federal, and state income taxes.
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
As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,940.6 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments primarily related to our office space.
We have generated significant operating losses and negative cash flows from operations. As of June 30, 2025, we had an accumulated deficit of $2,138.7 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(8,639)	$(17,364)
Net cash used in investing activities	$(120,492)	$(63,296)
Net cash provided by financing activities	$36,863	$43,100
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
Cash used in operating activities of $8.6 million for the six months ended June 30, 2025 primarily consisted of our net loss of $149.5 million, adjusted for non-cash charges of $212.4 million, and net cash outflows of $71.6 million from changes in our operating assets and liabilities. Our non-cash charges included $194.6 million of stock-based compensation expense, net of amounts capitalized, $28.3 million of amortization of deferred contract acquisition costs, and $13.9 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by a $17.2 million decrease in deferred income taxes primarily due to the release of a valuation allowance on certain deferred tax assets and $12.8 million of net accretion of discounts on marketable securities. The main drivers of the changes in operating assets and liabilities were a $44.9 million increase in accounts receivables due to timing of billings and collections as well as overall growth of our sales, a $28.7 million decrease in accrued expenses and other liabilities due to timing of accruals and payments, a $25.6 million increase in deferred contract acquisition costs due to our sales, and an $18.5 million increase in prepaid expenses and other assets related to timing of payments made in advance of future services, partially offset by a $46.4 million increase in deferred revenue due to timing of billings and revenue recognition.
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
Cash Flows from Investing Activities
Cash used in investing activities of $120.5 million for the six months ended June 30, 2025 was primarily due to purchases of marketable securities of $871.2 million and capitalized internal-use software development costs of $11.0 million, partially offset by proceeds from maturities and sales of marketable securities of $764.1 million.
Cash used in investing activities of $63.3 million for the six months ended June 30, 2024 was primarily due to purchases of marketable securities of $899.2 million, and capitalized internal-use software development costs of $10.3 million, partially offset by proceeds from maturities and sales of marketable securities of $848.5 million.

Cash Flows from Financing Activities
Cash provided by financing activities of $36.9 million for the six months ended June 30, 2025 was due to $22.7 million in proceeds from the issuance of common stock upon exercises of stock options and $14.2 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Cash provided by financing activities of $43.1 million for the six months ended June 30, 2024 was due to $27.5 million in proceeds from the issuance of common stock upon exercises of stock options and $15.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
Interest Rate Risk
As of June 30, 2025, we had $1,940.6 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis points relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of June 30, 2025.
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
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:
•Our historical rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We have a history of operating losses and may not achieve or sustain profitability in the future. In particular, we have limited experience operating our business at current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments.
•Macroeconomic uncertainty and unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, international trade relations, reductions in information technology spending, or inflation, have impacted and may continue to impact our ability to grow our business and negatively affect our results of operations. In particular, we have experienced and expect to continue to experience longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, lower consumption from some of our larger enterprise customers, and generally increased scrutiny on IT spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty and challenges and the geopolitical situation in Ukraine and in the Middle East.
•Failure of our offerings to satisfy customer demands or achieve continued market acceptance over competitors, including open source alternatives, would harm our business, results of operations, financial condition, and growth prospects.
•We intend to continue investing significantly in Confluent Cloud, our Data Streaming Platform capabilities and our BYOC offering, and if these fail to achieve further market adoption or increased consumption, our growth, business, results of operations, and financial condition could be harmed. Reduced consumption by, or the loss or expected loss of, certain customers has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition.
•Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offerings. In particular, attrition in our sales organization has adversely impacted and may continue to adversely impact our ability to meet our sales, consumption and revenue forecasts, cause delays in our sales cycle, and result in increased costs, any of which would harm our growth, business, results of operations, and financial condition.
•If we are unable to attract new customers or expand our potential customer and sales pipeline, our business, financial condition, and results of operations will be adversely affected.
•Our business depends on our existing customers renewing their subscriptions and usage-based commitments, purchasing additional subscriptions and usage-based commitments, and expanding their use of our offerings.
•If we fail to maintain and enhance our brand, including among developers, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.
•The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.

•We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.
•If we, or third parties with whom we work, experience a security incident compromising the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, we could experience adverse consequences resulting from such compromise, including but not limited to, reputational harm, a reduction in the demand for our offerings, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, or other adverse consequences.
•We rely on third-party providers of cloud-based infrastructure to host Confluent Cloud. Any failure to adapt our offerings to evolving network architecture technology, disruption in the operations of these third-party providers, limitations on capacity or use of features, or interference with our use could adversely affect our business, financial condition, and results of operations.
•The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to the IPO, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters, which could adversely affect the trading price of our Class A common stock.
Risks Related to Our Business and Operations
Our historical rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $963.6 million, $777.0 million, and $585.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and $553.4 million and $452.2 million for the six months ended June 30, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offerings, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:
•market and price our offerings effectively so that we are able to attract new customers and expand sales to our existing customers, including ensuring that customers can realize the full potential of our Data Streaming Platform in a cost-effective manner;
•invest in the growth of our business while adjusting our cost structure to focus on operating efficiency and improved margins;
•successfully develop a substantial customer and sales pipeline for our products;
•expand the features and functionality of our offerings to enable additional use cases for our customers;
•continue investing in our sales and marketing function to support our growth and reduce the time for new sales personnel to achieve desired productivity levels;
•extend our product leadership to expand our addressable market;
•differentiate our offerings from open source alternatives and products offered by our competitors;
•maintain and expand the rates at which new customers purchase and existing customers renew subscriptions and committed use of our offerings and increase consumption of our offerings, including in light of the evolving macroeconomic environment;
•provide our customers with support that meets their needs;
•expand our partner ecosystem, including with major cloud providers, independent software vendors (ISVs), regional and global systems integrators, and original equipment manufacturers (OEMs);
•increase awareness of our brand on a global basis to successfully compete with other companies; and
•expand to new international markets and grow within existing markets.

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
In addition, we expect to continue to expend substantial financial and other resources on:
•expansion and enablement of our sales, services, and marketing organization to increase brand awareness and drive adoption and consumption of our offerings;
•product development, including investments in our product development team and the development of new products and new features and functionality for our offerings to expand use cases and provide feature parity across third-party public cloud platforms, as well as investments in further differentiating our existing offerings;
•our cloud infrastructure technology, including systems architecture, scalability, availability, performance, and security;
•technology and sales channel partnerships, including cloud marketplaces;
•international expansion;
•acquisitions or strategic investments; and
•general administration, including increased legal and accounting expenses associated with being a public company.
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
We have experienced net losses in each period since inception. We generated a net loss of $345.1 million, $442.7 million, and $452.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and $149.5 million and $182.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $2,138.7 million. While we have experienced significant revenue growth in certain recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offerings, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption and consumption, expand the use and consumption of our offerings by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. Also, we have faced, and will continue to face, increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. As the percentage of our revenue attributable to Confluent Cloud continues to increase, we have incurred and expect to incur increased costs related to our public cloud contracts, which negatively impacts our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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
We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service and are also making significant investments in our Data Streaming Platform capabilities and our BYOC offering. We have less experience marketing, determining pricing for, and selling these offerings. As a result, our shifts in sales strategy focused on customer acquisition and a consumption-oriented sales model have resulted and could continue to result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to Confluent Cloud, given that subscriptions to Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud has recently involved landing customers at low entry points, including starting with our free Confluent Cloud trial and with pay-as-you-go, which have no commitments. There can be no assurance that such customers will enter into commitments with us, or that customers will expand their existing commitments or ramp their usage of Confluent Cloud, even following our shift in our sales strategy to a consumption-oriented model. We have experienced and may continue to experience slower than expected consumption expansion and usage ramp of Confluent Cloud, including from certain such customers. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all.
We expect our future growth to depend substantially on continued customer adoption and use of our Data Streaming Platform capabilities and BYOC offering, including as we continue to introduce additional features, functionalities, and use cases for such capabilities and offerings. In particular, the growth in adoption and usage of such capabilities and offerings will depend on, among other things, our ability to increase their market acceptance, improve customer understanding of their full benefits and potential uses cases, cost-effectively manage customers’ adoption and usage journey, including managing customer optimization, and ensure customers realize benefits in total cost of ownership relating to these capabilities and offerings. We may experience fluctuations in our growth from time to time due to these and other factors impacting the adoption and usage of our Data Streaming Platform capabilities and BYOC offering.

The growth rate of our Confluent Cloud revenue is also expected to fluctuate over time, including due to the usage-based nature of Confluent Cloud, customer adoption trends, and our shift to a consumption-oriented sales model for Confluent Cloud. Additionally, due in part to our shift to a consumption-oriented sales model, new customers acquired in 2024 tended to have lower initial consumption, which negatively impacted and may continue to negatively impact our revenue, growth rates, consumption forecasts, and results of operations. The ongoing success of this shift has been impacted by and will continue to depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offerings, and managing expected reductions in commitments for Confluent Cloud. We have also experienced and may continue to experience slower than expected usage ramp and consumption expansion following our shift to a consumption-oriented sales model, including as a result of certain such factors. We also believe certain customers are reluctant to make large and long-term commitments for Confluent Cloud, which has led to historical misalignment between our focus on upfront commitments and customer preferences and was a factor in the shift in our sales strategy to a consumption-oriented sales model. Growth of Confluent Cloud consumption has been and may in the future be harmed if we do not manage these factors effectively following the shift of our sales model to be oriented toward consumption. Our business and growth have been and may in the future be negatively impacted if we do not experience the expected benefits from our shift to a consumption-oriented sales model following its implementation, including due to headwinds on consumption, use case expansion or adoption of Confluent Cloud due to other factors. To expand usage of and our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, increase customer awareness and adoption of our Data Streaming Platform, successfully demonstrate the value of Confluent Cloud over alternatives, including open source alternatives, successfully partner with customers to help them realize increased value in our offerings in an efficient and sustainable manner for consumption expansion over time, particularly in uncertain macroeconomic environments and with continuing customer focus on cloud cost controls and increased efficiency, cultivate relationships with potential customers in key industries and sectors, rapidly convert the sales pipeline into new customers and continue to expand and improve the productivity and incentive alignment of our sales and marketing organization. Continuing consumption volatility, including due to customer focus on cloud cost controls and increased efficiency, and our efforts in response will likely result in reduced consumption expansion over the near term.
We target small to medium-sized companies, including early-stage companies, as part of our overall sales and marketing strategy for Confluent Cloud. These customers typically demand faster deployment of Confluent Cloud within their organizations and prioritize ease of use. In addition, the sales cycle for these customers is typically shorter, requiring accelerated ramp time of our sales force and higher velocity marketing strategies. We have also historically targeted larger enterprise customers as part of our overall sales and marketing strategy, but expect to refine that strategy from time to time, including in connection with our shift to a consumption-oriented model for our sales motion. Reduced consumption by, or the loss or expected loss of, certain customers has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition. For example, Confluent Cloud consumption and growth, as well as our forecasts for Confluent Cloud, have been negatively impacted from time to time, and may be negatively impacted in the future, by lower than expected consumption from larger enterprise customers from time to time, including due to external factors such as customer optimization and continued scrutiny of IT spending and macroeconomic uncertainty as well as reorganizations, acquisitions, or strategic reprioritizations of such customers. If we are unsuccessful in these and our other efforts to drive market adoption of and expand usage of and the customer base for Confluent Cloud, or if we do so in a way that is not profitable, fails to compete successfully against our current or future competitors, or fails to adequately differentiate Confluent Cloud from open source alternatives, our growth, business, results of operations, and financial condition could be harmed.
We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.
While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 47% and 52% of our subscription revenue for the years ended December 31, 2024 and 2023, respectively, and 45% and 48% of our subscription revenue for the six months ended June 30, 2025 and 2024, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

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
We compete on the basis of a number of factors, including:
•ease of deployment, integration, and use;
•enterprise-grade data in motion;
•the cloud-native capabilities of our offerings;
•the ability to operate at scale and offer elasticity, end-to-end security, and reliability;
•the completeness of our offerings, including as a complete Data Streaming Platform, and our ability to offer unified and scalable stream processing, integrated governance capabilities for higher data quality, and connectors to existing applications and IT and cloud infrastructure;
•the availability of our offerings, including in multiple public clouds, for use in private clouds, in on-premises data centers, and customers’ own cloud environments;
•quality of professional services and customer support;
•price and total cost of ownership;
•flexible pricing, such as pay-as-you-go delivery;
•sales and marketing productivity and expertise;
•brand recognition and reputation; and
•adherence to industry standards and certifications.
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
Our results of operations and key metrics, including subscription revenue, NRR and customers with $100,000 or greater in ARR, have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and period-over-period comparisons of our operating results and key metrics may not be meaningful or accurately measure our business. In addition to the other risks described herein, factors that have in the past and may in the future affect our results of operations include the following:
•changes in our revenue mix as Confluent Cloud’s contribution to subscription revenue increases over time, and related changes in revenue recognition;
•changes in actual and anticipated growth rates of our revenue, customers, and key business metrics, including due to changes in methodology for calculating certain of our key business metrics;
•strategic shifts in focus on growth versus operating efficiency and profitability;
•fluctuations in demand for, and our ability to effectively and competitively price, our offerings;
•fluctuations in usage of Confluent Cloud under usage-based commitments and pay-as-you-go arrangements;
•our ability to attract new customers;
•our ability to retain our existing customers, particularly large customers, secure renewals of subscriptions and usage-based commitments, as well as the timing of customer renewals or non-renewals, and drive their increased consumption of Confluent Cloud;
•customer retention rates and the pricing and quantity of subscriptions renewed, as well as our ability to accurately forecast customer consumption, expansions, and renewals;
•downgrades in customer subscriptions or decreased consumption;
•customers and potential customers opting for alternative products, including developing their own in-house solutions or opting to use only the free version of our offerings;
•timing and amount of our investments to expand the capacity of our third-party cloud service providers;
•seasonality in sales, customer implementations, and results of operations (including Confluent Cloud revenue);
•investments in new offerings, features, and functionality;
•fluctuations or delays in development, release, or adoption of new features and functionality for our offerings;
•delays in closing sales, including the timing of renewals, which may result in revenue being pushed into the next quarter, particularly because a large portion of our sales occur toward the end of each quarter;
•fluctuations or delays in purchasing decisions by existing or future customers, including due to geopolitical or economic conditions such as inflation or in anticipation of new offerings or enhancements by us or our competitors;
•changes in customers’ budgets, consumption, and timing of their budget cycles and purchasing decisions, including due to macroeconomic factors and currency exchange rate fluctuations;
•our ability to control costs, including hosting costs associated with Confluent Cloud and our operating expenses;
•the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•timing of hiring personnel for our research and development and sales and marketing organizations;
•the amount and timing of non-cash expenses, including stock-based compensation expense and other non-cash charges;
•the amount and timing of costs associated with recruiting, educating, and integrating new employees and retaining and motivating existing employees;
•the effects of acquisitions and their integration, including our acquisition of WarpStream;

•general geopolitical or economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•fluctuations in foreign currency exchange rates;
•the impact of new accounting pronouncements;
•changes in revenue recognition policies that impact our subscriptions and services revenue;
•changes in regulatory or legal environments that may cause us to incur, among other things, expenses associated with compliance;
•the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;
•health epidemics or pandemics, such as the COVID-19 pandemic;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our offerings.
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
As of June 30, 2025 and December 31, 2024, we had 1,439 and 1,381 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offerings and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offerings, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of the evaluation and purchasing approval processes. Since the process for deployment, configuration, and management of our offerings is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offerings. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions or usage commitments. In certain circumstances, an enterprise customer’s decision to use our offerings may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offerings. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offerings on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offerings widely enough across their organization to justify our substantial upfront investment.
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
Our success depends, in part, on our ability to develop and commercialize our offerings without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our offerings are infringing, misappropriating or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation or violation. Lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention. The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our offerings or cease business activities related to such intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using offerings that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•make substantial payments for legal fees, settlement payments, or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign the allegedly infringing offerings to avoid infringement, misappropriation or violation, which could be costly, time-consuming, or impossible.
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
We have established, and intend to continue seeking opportunities for, partnership arrangements with certain partners, including channel partners, technology partners, systems integrator partners, and other strategic partners to distribute our products and generate sales opportunities, particularly internationally. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential partners that can drive revenue growth in more geographies and market segments, particularly for government customers, and provide additional features and functionality to our customers. Our agreements with our existing partners are non-exclusive, meaning our partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and with little or no penalty. We expect that any additional partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our products. As our channel partnerships come to an end or terminate, we may be unable to renew or replace them on comparable terms, or at all. In addition, winding down partnerships can result in additional costs, litigation, and negative publicity. If we fail to identify additional partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future partners in independently distributing and deploying our products, our business, results of operations, and financial condition could be harmed. When we enter into partnerships, our partners may be required to undertake some portion of sales, marketing, implementation services, engineering services, support services, or software configuration that we would otherwise provide, including due to regulatory constraints. In such cases, our partner may be less successful than we would have otherwise been absent the arrangement and our ability to influence, or have visibility into, the sales, marketing, and related efforts of our partners may be limited. Further, if our partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be harmed.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 42% and 40% of our revenue for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2025, approximately 47% of our full-time employees were located outside of the United States, with 19% and 8% of our full-time employees located in India and the UK, respectively. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
We are subject to risks inherent in international operations that can harm our business, results of operations, and financial condition.
Our current and future international business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of cloud infrastructure or cloud-native products by international businesses;
•changes in a specific country’s or region’s political or economic conditions, including in the UK as a result of Brexit;
•the need to adapt and localize our offerings for specific countries;

•greater difficulty collecting accounts receivable and longer payment cycles;
•potential changes in international trade relations, regulations, or laws;
•unexpected changes in laws, regulatory requirements, or tax laws;
•interest rates, as well as changes in existing and expected interest rates, which may vary across the jurisdictions in which we do business;
•more stringent regulations relating to data privacy, security, and data localization requirements and the unauthorized use of, or access to, commercial and personal information;
•differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•potential changes in laws, regulations, and costs affecting our UK operations and local employees due to Brexit;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and challenges to international customers in the event of a rise in the value of the U.S. dollar;
•the cost and risk of entering into hedging transactions;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents;
•political instability, economic sanctions, terrorist activities, or international conflicts, including the ongoing conflicts between Russia and Ukraine and in the Middle East, which have impacted and may continue to impact the operations of our business or the businesses of our customers;
•inflationary pressures, such as those the global market is currently experiencing, which have increased and may continue to increase costs for certain services;
•health epidemics or pandemics, such as the COVID-19 pandemic;
•actual or perceived risk of economic recession;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, legislation commonly referred to as the One Big Beautiful Bill Act was recently signed into law, which (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, the imposition of minimum taxes or surtaxes on certain types of income, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service or other tax authorities with respect to any legislation may affect us, and various aspects of such legislation could be repealed or modified in future legislation. In addition, the European Union and other countries (including those in which we operate) have enacted or have committed to enacting the Organisation for Economic Co-operation and Development/G20 Framework’s Pillar Two 15% global minimum tax, which may increase our tax expense in future years. While we do not anticipate that this will have a material impact on our tax provision or effective tax rate in the short-term, we will continue to monitor evolving tax legislation in the jurisdictions in which we operate and may experience adverse impacts in the future. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue), which could apply to our business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted. Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements. Any of these outcomes could harm our financial position and results of operations.
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
As of December 31, 2024, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of $1,403.6 million and $817.2 million, respectively, which may be available to offset taxable income in the future. The federal NOLs are carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a tax year is limited to 80% of annual taxable income in such year. A portion of the state NOLs begin to expire in various years beginning in 2025 if not utilized. In addition, as of December 31, 2024, we had foreign NOL carryforwards of $58.9 million which can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize certain of these NOLs before they expire.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOL carryforwards could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOL carryforwards reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.
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
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the One Big Beautiful Bill Act and the Tax Act;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the effects of acquisitions and their integrations;
•the outcome of current and future tax audits, examinations or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2025, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 64.5% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 6.6% of our outstanding classes of common stock as a whole, but controls approximately 24.1% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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
The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition or results of operations, including due to fluctuations in usage of Confluent Cloud and strategic shifts in our focus on growth versus operating efficiency, margin improvement, and profitability;
•variance in our financial performance, including sales growth and operating margins, from our forecasts or the expectations of securities analysts;
•changes in our revenue mix;
•changes in the pricing of our offerings;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our offerings;
•seasonality in sales, customer implementations and results of operations;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•significant data breaches, disruptions to or other incidents involving our offerings;
•our involvement in litigation or regulatory actions;
•future sales of our Class A common stock and Class B common stock by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock;
•financial results, changes in operating performance and stock market valuations of technology companies in our industry segment, including our partners and competitors;
•changes in the anticipated future size and growth rate of our market;
•general political, social, economic and market conditions, in both domestic and our foreign markets, including effects of international trade relations, high interest rates, inflationary pressures, bank failures and macroeconomic uncertainty and challenges; and
•actual or perceived risk of economic recession.

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
In addition, as of June 30, 2025, up to 19,906,953 shares of our Class B common stock and up to 23,426,864 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 63,812,818 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, many of our employees have elected to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Class A common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer, or our president (in the absence of a chief executive officer);
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of the holders of at least a majority of our outstanding shares of voting stock;
•provide that vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office, even though less than a quorum, or by a sole remaining director; and
•require the approval of our board of directors or the holders of at least 66 2/3% of the voting power of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.
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
(a)Recent Sales of Unregistered Securities.
None.
(b)Use of Proceeds.
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
(c)Issuer Purchases of Equity Securities.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended June 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Name and Position	Action	Adoption/ Termination Date	Type of Trading Arrangement		Total Shares of Class A Common Stock to be Sold		Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Ryan Mac Ban - Chief Revenue Officer	Adoption	5/23/2025	X		Up to 192,052	(1)	8/28/2026
Neha Narkhede - Director	Adoption	6/10/2025	X		Up to 386,300		9/13/2026
Michelangelo Volpi - Director(2)	Adoption	6/13/2025	X		Up to 100,000		9/18/2026
Erica Schultz - Former President, Field Operations	Termination	5/22/2025	X		Up to 1,153,477	(3)	11/18/2025
Melanie Vinson - Former Chief Legal Officer	Termination	6/13/2025	X		Up to 345,665	(4)	6/23/2026
*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1)The shares that may be sold under the Rule 10b5-1 trading plan may be reduced by the number of shares sold to satisfy tax withholding obligations upon vesting of certain restricted stock units covered by the plan, pursuant to Confluent’s non-discretionary sell-to-cover requirement.
(2)Represents the adoption of a Rule 10b5-1 trading plan by Michelangelo Volpi and a trust affiliated with Mr. Volpi.
(3)The shares that may have be sold under the Rule 10b5-1 trading plan would have been (a) reduced by the number of shares sold to satisfy tax withholding obligations upon vesting of certain restricted stock units covered by the plan, pursuant to Confluent’s non-discretionary sell-to-cover requirement, and (b) reduced by any shares sold in accordance with an existing plan prior to its expiration on November 15, 2024.
(4)The shares that may have been sold under the Rule 10b5-1 trading plan would have been (a) reduced by the number of shares sold to satisfy tax withholding obligations upon vesting of certain restricted stock units covered by the plan, pursuant to Confluent’s non-discretionary sell-to-cover requirement, and (b) reduced by any shares sold in accordance with an existing plan prior to its expiration on June 20, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	10-Q	001-40526	3.2	5-3-2023
10.1+	Promotion Letter by and between the Registrant and Ryan Mac Ban, dated April 25, 2025					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X
__________________________________________________
+Management contract or compensatory plan or arrangement.
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 30, 2025

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rohan Sivaram
Name:	Rohan Sivaram
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Kong Phan
Name:	Kong Phan
Title:	Chief Accounting Officer
(Principal Accounting Officer)