Form 10-Q
period 2025-09-30
Confluent, Inc.
filed 2025-10-27
CIK 1699838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of October 20, 2025, there were 298,746,315 shares of the registrant’s Class A common stock and 51,076,268 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Confluent, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$298,537	$385,980
Marketable securities	1,691,241	1,524,583
Accounts receivable, net	356,397	314,306
Deferred contract acquisition costs	49,814	47,271
Prepaid expenses and other current assets	102,869	79,179
Total current assets	2,498,858	2,351,319
Property and equipment, net	89,260	78,680
Operating lease right-of-use assets	5,791	8,818
Goodwill	164,406	164,406
Intangible assets, net	6,525	7,924
Deferred contract acquisition costs, non-current	70,548	71,468
Other assets, non-current	41,717	12,296
Total assets	$2,877,105	$2,694,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,765	$7,531
Accrued expenses and other liabilities	154,441	194,250
Operating lease liabilities	9,393	8,694
Deferred revenue	447,012	378,771
Total current liabilities	622,611	589,246
Operating lease liabilities, non-current	2,064	9,138
Deferred revenue, non-current	28,251	30,430
Convertible senior notes, net	1,095,019	1,092,149
Other liabilities, non-current	10,210	12,722
Total liabilities	1,758,155	1,733,685
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 298,631,156 and 271,787,370 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 51,076,268 and 61,097,976 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	3,317,956	2,953,080
Accumulated other comprehensive income (loss)	6,234	(2,641)
Accumulated deficit	(2,205,244)	(1,989,216)
Total stockholders’ equity	1,118,950	961,226
Total liabilities and stockholders’ equity	$2,877,105	$2,694,911
See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription	$286,337	$239,851	$818,079	$671,455
Services	12,187	10,348	33,850	30,967
Total revenue	298,524	250,199	851,929	702,422
Cost of revenue:
Subscription	62,033	52,162	179,932	153,380
Services	14,926	11,541	40,315	36,525
Total cost of revenue	76,959	63,703	220,247	189,905
Gross profit	221,565	186,496	631,682	512,517
Operating expenses:
Research and development	121,758	102,720	359,780	306,351
Sales and marketing	142,822	137,968	432,712	402,185
General and administrative	40,297	39,471	120,118	117,344
Total operating expenses	304,877	280,159	912,610	825,880
Operating loss	(83,312)	(93,663)	(280,928)	(313,363)
Other income, net	18,361	22,495	59,880	65,198
Loss before income taxes	(64,951)	(71,168)	(221,048)	(248,165)
Provision for (benefit from) income taxes	1,553	2,976	(5,020)	8,846
Net loss	$(66,504)	$(74,144)	$(216,028)	$(257,011)
Net loss per share, basic and diluted	$(0.19)	$(0.23)	$(0.63)	$(0.80)
Weighted-average shares used to compute net loss per share, basic and diluted	346,197,913	324,317,971	341,085,546	319,330,398
See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(66,504)	$(74,144)	$(216,028)	$(257,011)
Other comprehensive (loss) income, net of tax:
Net unrealized gain on marketable securities	1,731	8,847	2,196	6,707
Net unrealized (loss) gain on derivative instruments	(5,552)	2,678	6,679	1,447
Other comprehensive (loss) income, net of tax	(3,821)	11,525	8,875	8,154
Total comprehensive loss	$(70,325)	$(62,619)	$(207,153)	$(248,857)
See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of July 1, 2025	343,852,239	$3	$3,192,349	$10,055	$(2,138,740)	$1,063,667
Issuance of common stock upon exercise of vested options	1,609,756	—	10,996	—	—	10,996
Vesting of restricted stock units	3,583,218	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	662,211	—	9,731	—	—	9,731
Stock-based compensation	—	—	104,881	—	—	104,881
Other comprehensive loss, net of tax	—	—	—	(3,821)	—	(3,821)
Net loss	—	—	—	—	(66,504)	(66,504)
Balances as of September 30, 2025	349,707,424	$4	$3,317,956	$6,234	$(2,205,244)	$1,118,950

	Three Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of July 1, 2024	322,232,901	$3	$2,702,980	$(2,101)	$(1,827,018)	$873,864
Vesting of early exercised options	—	—	291	—	—	291
Issuance of common stock upon exercise of vested options	1,100,389	—	8,358	—	—	8,358
Vesting of restricted stock units	2,982,332	—	—	—	—	—
Issuance of common stock in connection with a business combination	132,476	—	2,642	—	—	2,642
Issuance of common stock in connection with a business combination subject to future vesting	397,436	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	477,789	—	8,367	—	—	8,367
Stock-based compensation	—	—	103,415	—	—	103,415
Other comprehensive income, net of tax	—	—	—	11,525	—	11,525
Net loss	—	—	—	—	(74,144)	(74,144)
Balances as of September 30, 2024	327,323,323	$3	$2,826,053	$9,424	$(1,901,162)	$934,318

	Nine Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 1, 2025	332,885,346	$3	$2,953,080	$(2,641)	$(1,989,216)	$961,226
Vesting of early exercised options	—	—	126	—	—	126
Issuance of common stock upon exercise of vested options	4,835,162	—	33,099	—	—	33,099
Vesting of restricted stock units	10,565,221	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	1,421,695	—	23,926	—	—	23,926
Stock-based compensation	—	—	307,726	—	—	307,726
Other comprehensive income, net of tax	—	—	—	8,875	—	8,875
Net loss	—	—	—	—	(216,028)	(216,028)
Balances as of September 30, 2025	349,707,424	$4	$3,317,956	$6,234	$(2,205,244)	$1,118,950

	Nine Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 1, 2024	311,511,542	$3	$2,453,293	$1,270	$(1,644,151)	$810,415
Vesting of early exercised options	—	—	908	—	—	908
Issuance of common stock upon exercise of vested options	5,047,425	—	37,294	—	—	37,294
Vesting of restricted stock units	9,082,500	—	—	—	—	—
Issuance of common stock in connection with a business combination	132,476	—	2,642	—	—	2,642
Issuance of common stock in connection with a business combination subject to future vesting	397,436	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,151,944	—	23,970	—	—	23,970
Stock-based compensation	—	—	307,946	—	—	307,946
Other comprehensive income, net of tax	—	—	—	8,154	—	8,154
Net loss	—	—	—	—	(257,011)	(257,011)
Balances as of September 30, 2024	327,323,323	$3	$2,826,053	$9,424	$(1,901,162)	$934,318
See accompanying notes to the condensed consolidated financial statements.

Confluent, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(216,028)	$(257,011)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	21,770	15,855
Net accretion of discounts on marketable securities	(17,859)	(29,561)
Amortization of debt issuance costs	2,870	2,870
Amortization of deferred contract acquisition costs	43,462	40,045
Non-cash operating lease costs	3,210	2,794
Stock-based compensation, net of amounts capitalized	295,700	292,736
Deferred income taxes	(16,851)	231
Other	4,586	1,695
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(44,616)	(50,235)
Deferred contract acquisition costs	(45,085)	(37,272)
Prepaid expenses and other assets	(29,686)	(361)
Accounts payable	4,573	8,286
Accrued expenses and other liabilities	(43,373)	(7,222)
Operating lease liabilities	(6,573)	(5,949)
Deferred revenue	66,062	21,348
Net cash provided by (used in) operating activities	22,162	(1,751)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(16,406)	(15,984)
Purchases of marketable securities	(1,286,190)	(1,172,359)
Sales of marketable securities	6,144	12,744
Maturities of marketable securities	1,133,114	1,210,037
Purchases of investments in privately-held companies	(750)	(2,250)
Purchases of property and equipment	(3,155)	(1,898)
Cash paid for business combinations, net of cash acquired	—	(115,516)
Net cash used in investing activities	(167,243)	(85,226)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	32,709	36,332
Proceeds from issuance of common stock under employee stock purchase plan	23,926	23,970
Net cash provided by financing activities	56,635	60,302
Effect of exchange rate changes on cash and cash equivalents	1,003	(480)
Net decrease in cash and cash equivalents	(87,443)	(27,155)
Cash and cash equivalents at beginning of period	385,980	349,761
Cash and cash equivalents at end of period	$298,537	$322,606

	Nine Months Ended September 30,
	2025	2024
Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$9,427	$9,235
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$12,026	$15,210
Issuance of common stock in connection with a business combination	$—	$2,642
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,722
Vesting of early exercised stock options	$126	$908
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
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of operations and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Financial Instruments — Credit Losses: In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
Internal-use Software: In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates the previous stage-based model for capitalizing software costs and replaces it with a principles-based framework. This new guidance is designed to be more adaptable to modern, agile software development methods, clarifying when an entity should capitalize software costs based on a “probable-to-complete” threshold. This ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and may be applied using a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. Marketable Securities
The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$783,215	$1,186	$(41)	$784,360
Corporate notes and bonds	506,850	2,190	(39)	509,001
U.S. agency obligations	284,972	543	(63)	285,452
Commercial paper	101,958	—	—	101,958
Time deposits	10,470	—	—	10,470
Total marketable securities	$1,687,465	$3,919	$(143)	$1,691,241

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$667,102	$1,022	$(473)	$667,651
Corporate notes and bonds	514,655	1,157	(199)	515,613
U.S. agency obligations	253,886	402	(353)	253,935
Commercial paper	80,357	21	—	80,378
Time deposits	7,006	—	—	7,006
Total marketable securities	$1,523,006	$2,602	$(1,025)	$1,524,583
The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$88,350	$(34)	$9,457	$(7)	$97,807	$(41)
U.S. agency obligations	59,318	(50)	6,482	(13)	65,800	(63)
Corporate notes and bonds	25,521	(39)	—	—	25,521	(39)
Total	$173,189	$(123)	$15,939	$(20)	$189,128	$(143)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$135,641	$(473)	$—	$—	$135,641	$(473)
U.S. agency obligations	114,378	(353)	—	—	114,378	(353)
Corporate notes and bonds	89,794	(191)	18,813	(8)	108,607	(199)
Total	$339,813	$(1,017)	$18,813	$(8)	$358,626	$(1,025)
For available-for-sale debt securities in an unrealized loss position, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of September 30, 2025 and December 31, 2024. Realized gains and losses were not material for the three and nine months ended September 30, 2025 and 2024.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
Due within one year	$1,128,240	$1,129,862
Due after one year through five years	559,225	561,379
Total	$1,687,465	$1,691,241
4. Fair Value of Financial Instruments
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$221,211	$—	$221,211
Commercial paper	—	33,462	33,462
Marketable securities:
U.S. treasury securities	—	784,360	784,360
Corporate notes and bonds	—	509,001	509,001
U.S. agency obligations	—	285,452	285,452
Commercial paper	—	101,958	101,958
Time deposits	—	10,470	10,470
Derivative instruments:
Foreign currency forward contracts	—	7,928	7,928
Total assets	$221,211	$1,732,631	$1,953,842
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$—	$2,392	$2,392
Total liabilities	$—	$2,392	$2,392

	December 31, 2024
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$326,576	$—	$326,576
U.S. treasury securities	—	11,489	11,489
Marketable securities:
U.S. treasury securities	—	667,651	667,651
Corporate notes and bonds	—	515,613	515,613
U.S. agency obligations	—	253,935	253,935
Commercial paper	—	80,378	80,378
Time deposits	—	7,006	7,006
Derivative instruments:
Foreign currency forward contracts	—	1,062	1,062
Total assets	$326,576	$1,537,134	$1,863,710
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$—	$5,914	$5,914
Total liabilities	$—	$5,914	$5,914
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, time deposits, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the three and nine months ended September 30, 2025 and 2024.
As of September 30, 2025 and December 31, 2024, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $1,039.3 million and $988.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8, Convertible Senior Notes, for further information on the Company’s convertible senior notes.
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

The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	September 30, 2025	December 31, 2024
Foreign currency forward contracts designated as hedging instruments	$178,579	$180,754
Foreign currency forward contracts not designated as hedging instruments	206,514	95,191
Total derivative instruments	$385,093	$275,945
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

	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$3,920	$205
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	4,008	716
Foreign currency forward contracts designated as hedging instruments	Other assets, non-current	—	141
Total derivative assets		$7,928	$1,062
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$1,161	$3,829
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	950	1,368
Foreign currency forward contracts designated as hedging instruments	Other liabilities, non-current	281	717
Total derivative liabilities		$2,392	$5,914
The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$8,031	$1,049	$(4,200)	$2,280
Net (loss) gain recognized in other comprehensive (loss) income, net of tax	(3,510)	4,007	8,979	3,070
Net gain reclassified from AOCI to earnings	(2,042)	(1,329)	(2,300)	(1,623)
Ending balance	$2,479	$3,727	$2,479	$3,727
As of September 30, 2025, $2.5 million of net unrealized gains were included in the balance of accumulated other comprehensive income (loss) related to foreign currency forward contracts designated as hedging instruments. The Company expects to reclassify $2.8 million of net unrealized gains from accumulated other comprehensive income (loss) into earnings over the next 12 months.

The following table summarizes the effect of foreign currency forward contracts on the condensed consolidated statements of operations (in thousands):

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Cost of revenue - subscription	$170	$181	$210	$235	$—	$—	$—	$—
Cost of revenue - services	148	111	185	130	—	—	—	—
Research and development	271	164	150	228	—	—	—	—
Sales and marketing	1,348	713	1,464	812	—	—	—	—
General and administrative	105	160	130	218	—	—	—	—
Other income, net	—	—	—	—	159	2,101	4,349	245
Total gain recognized in earnings	$2,042	$1,329	$2,139	$1,623	$159	$2,101	$4,349	$245
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	September 30, 2025	December 31, 2024
Computers, equipment, and software	$13,723	$12,664
Furniture and fixtures	1,047	1,047
Leasehold improvements	416	416
Capitalized internal-use software costs	102,992	74,395
Construction in progress - capitalized internal-use software costs	32,095	33,731
Property and equipment, at cost	$150,273	$122,253
Less: Accumulated depreciation and amortization	(61,013)	(43,573)
Property and equipment, net	$89,260	$78,680
Depreciation and amortization expense was $8.4 million and $5.1 million for the three months ended September 30, 2025 and 2024, respectively, and $20.6 million and $14.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$39,163	$76,308
Accrued income taxes	33,744	27,313
Accrued expenses	26,093	17,771
Accrued commissions	17,516	22,735
Accrued payroll taxes	11,360	15,940
Employee contributions under employee stock purchase plan	6,052	12,606
Other liabilities	20,513	21,577
Total accrued expenses and other liabilities	$154,441	$194,250
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
The total purchase consideration of $135.1 million consisted of $132.5 million of cash and $2.6 million for the fair value of 132,476 shares of the Company’s Class A common stock. In allocating the purchase consideration, the Company recorded $16.9 million of cash acquired, $6.8 million as a developed technology intangible asset, to be amortized on a straight-line basis over an estimated useful life of five years, and $112.4 million of goodwill. The goodwill is primarily attributed to the assembled workforce and expected synergies arising from the acquisition, and is not deductible for income tax purposes.
The Company also entered into holdback agreements with certain employees of WarpStream Labs, pursuant to which the Company issued $7.9 million in restricted Class A common stock and will pay up to an aggregate of $76.2 million in cash. The vesting and payout of the restricted common stock and holdback cash is subject to continued employment over three years and achievement of certain milestones, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. The Company deposited $8.6 million of the holdback cash into an escrow account upon closing of the acquisition, and the Company recorded this amount within prepaid expenses and other current assets on the consolidated balance sheets. Total compensation expense related to the holdback agreements was $7.6 million and immaterial for the three months ended September 30, 2025 and 2024, respectively, and $22.8 million and immaterial for the nine months ended September 30, 2025 and 2024, respectively. See Note 11, Stockholders’ Equity, for further information.
Transaction costs associated with the acquisition incurred during the three and nine months ended September 30, 2025 were not material and were recorded as general and administrative expenses in the condensed consolidated statements of operations. The results of operations of WarpStream Labs included in the Company’s condensed consolidated financial statements since the date of acquisition were not material. Pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.
2023 Business Combination
In January 2023, the Company acquired all outstanding shares of immerok GmbH (“Immerok”), an Apache Flink stream processing managed services company, for purchase consideration of $54.9 million in cash. The Company acquired Immerok primarily for its talent and developed technology.

The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company could pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over a minimum of three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. Compensation expense related to the holdback agreements was immaterial and $4.4 million for the three months ended September 30, 2025 and 2024, respectively, and $3.6 million and $13.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Goodwill
No changes were made to the carrying values of goodwill during the nine months ended September 30, 2025. Goodwill as of September 30, 2025 and December 31, 2024 was $164.4 million.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	September 30, 2025
	Gross	Accumulated Amortization	Net
Developed technology	$10,856	$(4,331)	$6,525
Total	$10,856	$(4,331)	$6,525

	December 31, 2024
	Gross	Accumulated Amortization	Net
Developed technology	$10,856	$(2,932)	$7,924
Total	$10,856	$(2,932)	$7,924
Amortization expense was not material for the three and nine months ended September 30, 2025 and 2024.
As of September 30, 2025, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2025	$471
2026	1,870
2027	1,870
2028	1,374
2029	940
Total	$6,525
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
During the three months ended September 30, 2025, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
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
The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other income (expense), net on the condensed consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs was immaterial for both the three months ended September 30, 2025 and 2024, and $2.9 million for both the nine months ended September 30, 2025 and 2024.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(4,981)	(7,851)
Net carrying amount	$1,095,019	$1,092,149
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
In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. In 2024, the letter of credit was reduced to $6.5 million. No draws have been made under the letter of credit as of September 30, 2025 and December 31, 2024.
Purchase Obligations
During the nine months ended September 30, 2025, the Company entered into a services agreement that includes a non-cancelable commitment of $125.0 million payable over the next five years through June 2030. There were no other material changes to the Company’s purchase obligations from those disclosed in the Company’s Annual Report.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of September 30, 2025 and December 31, 2024, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification
The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual and the maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of September 30, 2025 and December 31, 2024, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the three and nine months ended September 30, 2025 and 2024 to offset certain of the Company’s potential liabilities under these indemnification provisions.
The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of September 30, 2025 and December 31, 2024, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.
10. Revenue
Disaggregation of Revenue
The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Geographic markets:
United States	$172,140	58%	$152,400	61%	$492,900	58%	$423,056	60%
International	126,384	42%	97,799	39%	359,029	42%	279,366	40%
Total revenue	$298,524	100%	$250,199	100%	$851,929	100%	$702,422	100%
Subscriptions and services:
Confluent Platform - License	$31,824	11%	$24,967	10%	$93,512	11%	$71,292	10%
Confluent Platform - PCS(1)	93,560	31%	85,110	34%	270,348	32%	246,184	35%
Confluent Cloud(2)	160,953	54%	129,774	52%	454,219	53%	353,979	51%
Subscription	286,337	96%	239,851	96%	818,079	96%	671,455	96%
Services	12,187	4%	10,348	4%	33,850	4%	30,967	4%
Total revenue	$298,524	100%	$250,199	100%	$851,929	100%	$702,422	100%
(1)PCS refers to post-contract customer support, maintenance, and upgrades.
(2)Includes revenue from WarpStream since the date of acquisition, which was not material for the three and nine months ended September 30, 2025
Remaining Performance Obligations (“RPO”)
RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of September 30, 2025, the Company’s RPO was $1,259.1 million, approximately 58% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months. Actual amounts or timing of revenue recognized may differ due to subsequent contract modifications.
Deferred Revenue
Deferred revenue, including current and non-current balances as of September 30, 2025 and December 31, 2024 was $475.3 million and $409.2 million, respectively. For the nine months ended September 30, 2025 and 2024, revenue recognized from deferred revenue at the beginning of the year was $318.5 million and $301.1 million, respectively.

Accounts Receivable, Net
The unbilled receivables balance included in accounts receivable, net on the condensed consolidated balance sheets was $185.4 million and $130.7 million as of September 30, 2025 and December 31, 2024, respectively.
The Company’s allowance for expected credit losses was not material as of September 30, 2025 and December 31, 2024. Additions to and write-offs against the allowance for expected credit losses were not material for the three and nine months ended September 30, 2025 and 2024.
Deferred Contract Acquisition Costs
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$118,739	$119,752
Capitalization of contract acquisition costs	45,085	37,272
Amortization of deferred contract acquisition costs	(43,462)	(40,045)
Ending balance	$120,362	$116,979
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

Common Stock Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	September 30, 2025	December 31, 2024
2014 Stock Plan:
Options outstanding	18,183,537	23,142,966
Restricted stock units outstanding	—	277,960
2021 Equity Incentive Plan:
Options outstanding	22,500	22,500
Restricted stock units outstanding	21,292,277	20,277,922
Remaining shares available for future issuance	49,746,785	44,279,867
2021 Employee Stock Purchase Plan	12,067,060	10,139,193
Total	101,312,159	98,140,408
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

The 2021 ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first trading day of a new purchase period is lower than the fair market value on the offering date, that offering period will terminate and participants will be automatically enrolled in a new 12-month offering period. Rollovers are accounted for as a modification to the original offering and result in incremental stock-based compensation expense to be recognized over the remaining requisite service period. ESPP rollovers occurred in August 2024 and August 2025. The incremental stock-based compensation expense was $4.3 million for the August 2024 rollover and immaterial for the August 2025 rollover.
Equity Awards Outstanding
The following table summarizes stock equity award activity and activity regarding shares available for grant under the 2014 Plan and the 2021 Plan:

		Equity Awards Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2025	44,279,867	23,165,466	$7.97	4.95	$463,750
Increase in authorized shares	16,644,267	—	$—
Stock options exercised	—	(4,835,162)	$6.85
Stock options forfeited or expired	124,267	(124,267)	$19.42
RSUs granted	(14,943,315)	—	$—
RSUs forfeited or cancelled	3,641,699	—	$—
Balance as of September 30, 2025	49,746,785	18,206,037	$8.19	4.15	$213,326
Vested as of September 30, 2025		18,206,037	$8.19	4.15	$213,326
Vested and expected to vest as of September 30, 2025		18,206,037	$8.19	4.15	$213,326
Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $96.3 million and $103.6 million for the nine months ended September 30, 2025 and 2024, respectively. No options were granted during the nine months ended September 30, 2025 and 2024.
RSUs
The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2025	20,555,882	$26.97
RSUs granted	14,943,315	$25.21
RSUs vested	(10,565,221)	$27.50
RSUs forfeited or cancelled	(3,641,699)	$27.99
Unvested balance as of September 30, 2025	21,292,277	$25.30

Restricted Common Stock
In September 2024, in connection with the WarpStream Labs business combination discussed in Note 7, Business Combinations, Goodwill, and Intangible Assets, the Company issued 397,436 shares of Class A common stock to certain employees of WarpStream Labs. These shares are subject to holdback arrangements, pursuant to which the vesting is subject to continued employment over three years and achievement of certain milestones. The $7.9 million fair value of these shares is accounted for as post-combination stock-based compensation expense using the accelerated attribution method over the requisite service period when it is probable the performance-based vesting condition will be achieved. As of September 30, 2025 and December 31, 2024, 264,958 and 397,436 shares remained unvested, respectively.
Restricted common stock is included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.
Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue - subscription	$6,269	$6,931	$19,588	$20,130
Cost of revenue - services	1,675	2,286	5,373	7,082
Research and development	48,483	41,702	137,225	121,366
Sales and marketing	31,527	33,020	93,263	100,001
General and administrative	13,174	14,368	40,251	44,157
Stock-based compensation, net of amounts capitalized	$101,128	$98,307	$295,700	$292,736
Capitalized stock-based compensation	3,753	5,108	12,026	15,210
Total stock-based compensation	$104,881	$103,415	$307,726	$307,946
As of September 30, 2025, there was $489.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.5 years.

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
The Company’s provision for income taxes was $1.6 million for the three months ended September 30, 2025 primarily due to foreign and state income taxes. The Company’s benefit from income taxes was $5.0 million for the nine months ended September 30, 2025. The income tax benefit was primarily attributable to the release of the valuation allowance of U.K. deferred tax assets during the first quarter of 2025. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025, the Company achieved cumulative U.K. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded it is more likely than not that its U.K. deferred tax assets will be realizable and released $16.4 million of the valuation allowance as a discrete tax benefit during the nine months ended September 30, 2025. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets. The Company will release the valuation allowance when there is sufficient positive evidence to support the conclusion that it is more likely than not the U.S. deferred tax assets will be realized.
The Company’s provision for income taxes was $3.0 million and $8.8 million for the three and nine months ended September 30, 2024, respectively, primarily due to foreign, federal, and state income taxes.
On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The legislation has multiple effective dates, with certain provisions effective in the current fiscal period and others in the fiscal year ending December 31, 2026. The Company will continue to evaluate the impact of OBBBA, but does not expect it to have a material impact on its consolidated financial statements for fiscal 2025.

13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	Class A and Class B Common Stock		Class A and Class B Common Stock
Numerator:
Net loss	$(66,504)	$(74,144)	$(216,028)	$(257,011)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	346,197,913	324,317,971	341,085,546	319,330,398
Net loss per share, basic and diluted	$(0.19)	$(0.23)	$(0.63)	$(0.80)
The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to the Company’s Class A and Class B common stockholders for the periods presented because the impact of including them would have been anti-dilutive:

	September 30, 2025	September 30, 2024
Stock options	18,206,037	25,630,553
Unvested restricted common stock and early exercised stock options	264,958	434,500
RSUs	21,292,277	22,754,388
ESPP	1,908,599	1,462,262
Shares issuable upon conversion of the 2027 Notes	10,992,960	10,992,960
Total	52,664,831	61,274,663
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

Confluent Cloud and WarpStream customers may purchase subscriptions either without a commitment contract on a month-to-month basis, which we refer to as pay-as-you-go, or under a usage-based commitment contract of at least one year in duration, in which customers commit to specified per-usage rates. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based commitments are typically billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. As a result, our revenue may fluctuate from period to period due to varying patterns of customer consumption. Confluent Platform customers receive access to our proprietary features and various tiers of customer support. Our subscriptions primarily have terms of one to three years and are generally billed annually in advance.
We are focused on the acquisition of new customers and expanding within our current customers. Our “consumption-oriented” go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka®, Apache Flink®, and Apache Iceberg®, community downloads, and our enterprise sales force. We acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a commitment contract. Once customers see the benefits of our platform for their initial use cases, we believe that they will expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our Data Streaming Platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We have experienced significant growth, with revenue of $298.5 million and $250.2 million for the three months ended September 30, 2025 and 2024, respectively, representing year-over-year growth of 19%, and revenue of $851.9 million and $702.4 million for the nine months ended September 30, 2025 and 2024, respectively, representing year-over-year growth of 21%.
Business and Macroeconomic Conditions
Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions, including inflation, interest rates, fluctuations or volatility in capital markets or foreign currency exchange rates, the threat of new or increased tariffs, escalating trade tensions and changes in trade agreements, and geopolitical events around the world, such as the impact from recent U.S. tariff activity as well as ongoing conflicts between Russia and Ukraine and in the Middle East. We have experienced, and expect to continue to experience, negative impacts from these and other factors, including longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending from existing and potential customers. In addition, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, resulting in lower consumption from time to time, primarily due to continued customer focus on cloud cost optimization, as well as shifts in customers’ data streaming strategies. We typically experience more consumption volatility during periods of increased customer scrutiny on IT spending. We cannot be certain how long these uncertain macroeconomic conditions, geopolitical events, and IT spending and consumption patterns, and their resulting effects on our industry, our financial results, our business strategy, and customers, will persist.
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
Increasing Adoption of Confluent Cloud
We believe our cloud-native Confluent Cloud offering continues to represent an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer users a free cloud trial and a pay-as-you-go arrangement to encourage adoption and expansion via new use cases to increase usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. Our Confluent Cloud revenue represented 54% and 52% of our total revenue for the three months ended September 30, 2025 and 2024, respectively, and 53% and 51% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations have in the past fluctuated and may continue to fluctuate from period to period due to the usage-based nature of Confluent Cloud, and varying patterns of customer consumption and adoption trends, including due to impacts from macroeconomic uncertainty and related effects on customer IT spending, as described above. While we expect Confluent Cloud’s contribution to our revenue to continue to increase over time, the rate of such increase may fluctuate over time.
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

Retaining and Expanding Revenue from Existing Customers
Our business model and future growth are driven by customer renewals and increasing existing customer consumption and subscriptions over time, referred to as land-and-expand. Our ability to retain and expand revenue from existing customers, including through increased consumption of our offerings and contractual commitments and renewals, will depend on and has historically been impacted by a number of factors, including market acceptance of our offerings compared to data-in-motion alternatives, such as Apache Kafka, Apache Flink, and Apache Iceberg, pricing of our offerings, customer satisfaction, expansion of features and functionalities of our offerings, competition, macroeconomic conditions, and overall changes in our customers’ spending levels. In particular, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, resulting in lower consumption from time to time, primarily due to continued customer focus on cloud cost controls, as well as shifts in customers’ data streaming strategies. Despite the continuing uncertain economic backdrop, as well as continuing volatility in rates of consumption and use case adoption, we believe we have significant opportunities to partner with our customers to help them realize increased value in Confluent in an efficient and sustainable manner, including through expansion of new use cases to drive their strategic goals. While these dynamics are expected to continue to result in reduced or fluctuating consumption expansion over the near term, we believe they can lead to more durable consumption expansion over time.
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

Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)
We define ARR as (1) with respect to Confluent Platform customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud and WarpStream customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud and WarpStream in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offerings, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers, and may fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,487 and 1,346 customers with $100,000 or greater in ARR as of September 30, 2025 and 2024, respectively.
Dollar-Based Net Retention Rate (“NRR”)
We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud and WarpStream in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was 114% as of September 30, 2025, demonstrating our ability to expand within existing customers. Over the near term, we expect our dollar-based NRR to be tempered as a result of our shift to a consumption-oriented sales model for Confluent Cloud. Our dollar-based NRR as of September 30, 2025 was also tempered by, and over the near term is expected to continue to be tempered by, consumption volatility, resulting in reduced consumption expansion from certain customers, as described above under “—Key Factors Affecting Our Performance—Retaining and Expanding Revenue from Existing Customers.” Our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends have experienced and may continue to experience fluctuations across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”

Components of Results of Operations
Revenue
We derive revenue primarily from subscriptions and, to a lesser extent, services.
Subscription Revenue. Our subscription revenue consists of subscriptions to our Data Streaming Platform for customers to stream, connect, process, and govern all of their data. Our subscription offerings are designed to span across all environments: Confluent Cloud, our fully-managed cloud-native offering, Confluent Platform, our self-managed software offering, and WarpStream, a BYOC managed service offering. The vast majority of our revenue from Confluent Cloud for the three and nine months ended September 30, 2025 and 2024 was based on usage-based commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Revenue from Confluent Platform includes revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. Pay-as-you-go and WarpStream arrangements have historically represented an immaterial portion of our subscription revenue.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Subscription	$286,337	$239,851	$818,079	$671,455
Services	12,187	10,348	33,850	30,967
Total revenue	298,524	250,199	851,929	702,422
Cost of revenue:
Subscription(1)	62,033	52,162	179,932	153,380
Services(1)	14,926	11,541	40,315	36,525
Total cost of revenue	76,959	63,703	220,247	189,905
Gross profit	221,565	186,496	631,682	512,517
Operating expenses:
Research and development(1)	121,758	102,720	359,780	306,351
Sales and marketing(1)	142,822	137,968	432,712	402,185
General and administrative(1)	40,297	39,471	120,118	117,344
Total operating expenses	304,877	280,159	912,610	825,880
Operating loss	(83,312)	(93,663)	(280,928)	(313,363)
Other income, net	18,361	22,495	59,880	65,198
Loss before income taxes	(64,951)	(71,168)	(221,048)	(248,165)
Provision for (benefit from) income taxes	1,553	2,976	(5,020)	8,846
Net loss	$(66,504)	$(74,144)	$(216,028)	$(257,011)

__________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue - subscription	$6,269	$6,931	$19,588	$20,130
Cost of revenue - services	1,675	2,286	5,373	7,082
Research and development	48,483	41,702	137,225	121,366
Sales and marketing	31,527	33,020	93,263	100,001
General and administrative	13,174	14,368	40,251	44,157
Total stock-based compensation expense	$101,128	$98,307	$295,700	$292,736

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription	96%	96%	96%	96%
Services	4	4	4	4
Total revenue	100	100	100	100
Cost of revenue:
Subscription	21	21	21	22
Services	5	5	5	5
Total cost of revenue	26	25	26	27
Gross profit	74	75	74	73
Operating expenses:
Research and development	41	41	42	44
Sales and marketing	48	55	51	57
General and administrative	13	16	14	17
Total operating expenses	102	112	107	118
Operating loss	(28)	(37)	(33)	(45)
Other income, net	6	9	7	9
Loss before income taxes	(22)	(28)	(26)	(35)
Provision for (benefit from) income taxes	1	1	(1)	1
Net loss	(22)%	(30)%	(25)%	(37)%
__________________________________________________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Subscription	$286,337	$239,851	$46,486	19%
Services	12,187	10,348	1,839	18%
Total revenue	$298,524	$250,199	$48,325	19%
Subscription revenue increased by $46.5 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to September 30, 2025. A further indication of our ability to expand revenue from existing customers is through our dollar-based net retention rate, which was 114% as of September 30, 2025. Confluent Cloud and Confluent Platform contributed 56% and 44%, respectively, of our subscription revenue during the three months ended September 30, 2025, compared to 54% and 46%, respectively, during the three months ended September 30, 2024.
Services revenue increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue
Subscription	$62,033	$52,162	$9,871	19%
Services	14,926	11,541	3,385	29%
Total cost of revenue	$76,959	$63,703	$13,256	21%
Gross profit	$221,565	$186,496	$35,069	19%

	Three Months Ended September 30,
	2025	2024
Gross margin
Subscription	78%	78%
Services	(22)%	(12)%
Total gross margin	74%	75%

Cost of subscription revenue increased by $9.9 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was due to an increase of $6.1 million in third-party cloud infrastructure costs, an increase of $2.5 million in amortization of internal-use software, and an increase of $1.7 million in personnel-related costs and allocated overhead costs driven by increased headcount.
Cost of services revenue increased by $3.4 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to an increase of $3.7 million in third-party contractors and partners who supplement our services delivery team, partially offset by a decrease of $0.5 million in personnel-related costs and allocated overhead costs driven by decreased headcount.
Our subscription gross margin remained consistent during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Our services gross margin decreased primarily due to increased costs for third-party contractors and partners who supplement our services delivery team, partially offset by a decrease in personnel-related costs and allocated overhead costs driven by decreased headcount.
Research and Development

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$121,758	$102,720	$19,038	19%
Percentage of revenue	41%	41%
Research and development expenses increased by $19.0 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to an increase of $17.8 million in personnel-related costs and allocated overhead costs and an increase of $1.5 million in third-party cloud infrastructure costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $6.8 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$142,822	$137,968	$4,854	4%
Percentage of revenue	48%	55%
Sales and marketing expenses increased by $4.9 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to an increase of $5.2 million in personnel-related costs and allocated overhead costs, an increase of $1.8 million in travel-related costs, and an increase of $1.3 million in amortization of deferred contract acquisition costs, partially offset by a decrease of $4.6 million in marketing and event expenses. The increase in personnel-related costs was mainly driven by increased headcount, partially offset by a decrease of $1.5 million in stock-based compensation expense.
General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$40,297	$39,471	$826	2%
Percentage of revenue	13%	16%
General and administrative expenses remained roughly consistent during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other income, net	$18,361	$22,495	$(4,134)	(18)%
Other income, net decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease of $3.4 million in interest income on marketable securities.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Loss before income taxes	$(64,951)	$(71,168)	$6,217	(9)%
Provision for income taxes	1,553	2,976	(1,423)	(48)%
Effective tax rate	(2.4)%	(4.2)%
The provision for income taxes during the three months ended September 30, 2025 and 2024 was primarily driven by foreign, federal, and state income taxes. Our effective tax rate may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Subscription	$818,079	$671,455	$146,624	22%
Services	33,850	30,967	2,883	9%
Total revenue	$851,929	$702,422	$149,507	21%
Subscription revenue increased by $146.6 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the nine months ended September 30, 2025. A further indication of our ability to expand revenue from existing customers is through our dollar-based net retention rate, which was 114% as of September 30, 2025. Confluent Cloud and Confluent Platform contributed 56% and 44%, respectively, of our subscription revenue during the nine months ended September 30, 2025, compared to 53% and 47%, respectively, during the nine months ended September 30, 2024.
Services revenue increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to an increase in delivery of professional services.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue
Subscription	$179,932	$153,380	$26,552	17%
Services	40,315	36,525	3,790	10%
Total cost of revenue	$220,247	$189,905	$30,342	16%
Gross profit	$631,682	$512,517	$119,165	23%

	Nine Months Ended September 30,
	2025	2024
Gross margin
Subscription	78%	77%
Services	(19)%	(18)%
Total gross margin	74%	73%

Cost of subscription revenue increased by $26.6 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to an increase of $14.4 million in third-party cloud infrastructure costs, an increase of $6.6 million in amortization of internal-use software, and an increase of $6.1 million in personnel-related costs and allocated overhead costs driven by increased headcount.
Cost of services revenue increased by $3.8 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was primarily due to an increase of $7.0 million in third-party contractors and partners who supplement our services delivery team, partially offset by a decrease of $3.6 million in personnel-related costs and allocated overhead costs driven by decreased headcount.

Our subscription gross margin increased primarily due to efficiencies in personnel-related costs. Our services gross margin decreased primarily due to increased costs for third-party contractors and partners who supplement our services delivery team, partially offset by a decrease in personnel-related costs and allocated overhead costs driven by decreased headcount.
Research and Development

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$359,780	$306,351	$53,429	17%
Percentage of revenue	42%	44%
Research and development expenses increased by $53.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to an increase of $44.4 million in personnel-related costs and allocated overhead costs, an increase of $8.0 million in acquisition-related compensation costs, and an increase of $5.0 million in third-party cloud infrastructure costs, partially offset by a decrease of $5.4 million in software license costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $15.9 million in stock-based compensation expense, net of amounts capitalized.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$432,712	$402,185	$30,527	8%
Percentage of revenue	51%	57%
Sales and marketing expenses increased by $30.5 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to an increase of $18.0 million in personnel-related costs and allocated overhead costs, an increase of $5.2 million in travel-related costs, an increase of $3.4 million in amortization of deferred contract acquisition costs, and an increase of $1.9 million in company events. The increase in personnel-related costs was mainly driven by increased headcount, partially offset by a decrease of $6.7 million in stock-based compensation expense.
General and Administrative

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$120,118	$117,344	$2,774	2%
Percentage of revenue	14%	17%
General and administrative expenses increased by $2.8 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to an increase of $2.2 million in software license costs. Total personnel-related costs and allocated overhead costs remained roughly consistent year over year, but includes the impact of increased headcount, partially offset by a decrease in stock-based compensation expense.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other income, net	$59,880	$65,198	$(5,318)	(8)%
Other income, net decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a decrease of $7.5 million in interest income on marketable securities driven by lower yields, partially offset by an increase of $1.4 million for the impact of foreign currency transaction gains and losses.
Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Loss before income taxes	$(221,048)	$(248,165)	$27,117	(11)%
(Benefit from) provision for income taxes	(5,020)	8,846	(13,866)	(157)%
Effective tax rate	2.3%	(3.6)%
The Company’s benefit from income taxes was $5.0 million for the nine months ended September 30, 2025. The income tax benefit was attributable to the $16.4 million release of the valuation allowance of U.K. deferred tax assets in the three months ended March 31, 2025, partially offset by the Company’s provision for income taxes of $11.4 million for the nine months ended September 30, 2025. See Note 12, Income Taxes, to our condensed consolidated financial statements for further information.
The Company’s provision for income taxes during the nine months ended September 30, 2024 was primarily driven by foreign, federal, and state income taxes.
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
As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,989.8 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits. We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations primarily related to our non-cancelable agreements for third-party cloud infrastructure, and operating lease commitments primarily related to our office space. During the nine months ended September 30, 2025, we entered into a services agreement that includes a non-cancelable commitment of $125.0 million payable over the next five years through June 2030. There were no other material changes to our purchase obligations from those disclosed in our Annual Report. See Note 9, Commitments and Contingencies, to our condensed consolidated financial statements for further information.

We have generated significant operating losses and negative cash flows from operations. As of September 30, 2025, we had an accumulated deficit of $2,205.2 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$22,162	$(1,751)
Net cash used in investing activities	$(167,243)	$(85,226)
Net cash provided by financing activities	$56,635	$60,302
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
Cash provided by operating activities of $22.2 million for the nine months ended September 30, 2025 primarily consisted of our net loss of $216.0 million, adjusted for non-cash charges of $336.9 million, and net cash outflows of $98.7 million from changes in our operating assets and liabilities. Our non-cash charges included $295.7 million of stock-based compensation expense, net of amounts capitalized, $43.5 million of amortization of deferred contract acquisition costs, and $21.8 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by $17.9 million of net accretion of discounts on marketable securities, and a $16.9 million decrease in deferred income taxes primarily due to the release of a valuation allowance on certain deferred tax assets. The main drivers of the changes in operating assets and liabilities were a $45.1 million increase in deferred contract acquisition costs due to our sales, a $44.6 million increase in accounts receivables due to timing of billings and collections as well as overall growth of our sales, a $43.4 million decrease in accrued expenses and other liabilities due to purchases under our employee stock purchase plan and timing of accruals and payments, and a $29.7 million increase in prepaid expenses and other assets related to timing of payments made in advance of future services, partially offset by a $66.1 million increase in deferred revenue due to timing of billings and revenue recognition.
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

Cash Flows from Investing Activities
Cash used in investing activities of $167.2 million for the nine months ended September 30, 2025 was primarily due to purchases of marketable securities of $1,286.2 million and capitalized internal-use software development costs of $16.4 million, partially offset by proceeds from maturities and sales of marketable securities of $1,139.3 million.
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
Cash Flows from Financing Activities
Cash provided by financing activities of $56.6 million for the nine months ended September 30, 2025 was due to $32.7 million in proceeds from the issuance of common stock upon exercises of stock options and $23.9 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
Interest Rate Risk
As of September 30, 2025, we had $1,989.8 million of cash, cash equivalents, and marketable securities in a variety of securities, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis points relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of September 30, 2025.
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
Our revenue was $963.6 million, $777.0 million, and $585.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and $851.9 million and $702.4 million for the nine months ended September 30, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offerings, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have experienced net losses in each period since inception. We generated a net loss of $345.1 million, $442.7 million, and $452.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and $216.0 million and $257.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $2,205.2 million. While we have experienced significant revenue growth in certain recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offerings, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption and consumption, expand the use and consumption of our offerings by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. Also, we have faced, and will continue to face, increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. As the percentage of our revenue attributable to Confluent Cloud continues to increase, we have incurred and expect to incur increased costs related to our public cloud contracts, which negatively impacts our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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
We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service. We are also making significant investments in our Data Streaming Platform capabilities and our BYOC offering. We have less experience marketing, determining pricing for, and selling these offerings. As a result, our shifts in sales strategy focused on customer acquisition and a consumption-oriented sales model have resulted and could continue to result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to Confluent Cloud, given that subscriptions to Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud has recently involved landing customers at low entry points, including starting with our free Confluent Cloud trial and with pay-as-you-go, which have no commitments. There can be no assurance that such customers will enter into commitments with us, or that customers will expand their existing commitments or ramp their usage of Confluent Cloud, even following our shift in our sales strategy to a consumption-oriented model. We have experienced and may continue to experience slower than expected consumption expansion and usage ramp of Confluent Cloud, including from certain such customers. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all.
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

The growth rate of our Confluent Cloud revenue is also expected to fluctuate over time, including due to the usage-based nature of Confluent Cloud, customer adoption trends, and our shift to a consumption-oriented sales model for Confluent Cloud. Additionally, due in part to our shift to a consumption-oriented sales model, new customers acquired beginning in 2024 tended to have lower initial consumption, which negatively impacted and may continue to negatively impact our revenue, growth rates, consumption forecasts, and results of operations. The ongoing success of this shift has been impacted by and will continue to depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offerings, and managing expected reductions in commitments for Confluent Cloud. We have also experienced and may continue to experience slower than expected usage ramp and consumption expansion following our shift to a consumption-oriented sales model, including as a result of certain such factors. We also believe certain customers are reluctant to make large and long-term commitments for Confluent Cloud, which has led to historical misalignment between our focus on upfront commitments and customer preferences and was a factor in the shift in our sales strategy to a consumption-oriented sales model. Growth of Confluent Cloud consumption has been and may in the future be harmed if we do not manage these factors effectively following the shift of our sales model to be oriented toward consumption. Our business and growth have been and may in the future be negatively impacted if we do not experience the expected benefits from our shift to a consumption-oriented sales model following its implementation, including due to headwinds on consumption, use case expansion or adoption of Confluent Cloud due to other factors. To expand usage of and our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, increase customer awareness and adoption of our Data Streaming Platform, successfully demonstrate the value of Confluent Cloud over alternatives, including open source alternatives, successfully partner with customers to help them realize increased value in our offerings in an efficient and sustainable manner for consumption expansion over time, particularly in uncertain macroeconomic environments and with continuing customer focus on cloud cost controls and increased efficiency, cultivate relationships with potential customers in key industries and sectors, rapidly convert the sales pipeline into new customers and continue to expand and improve the productivity and incentive alignment of our sales and marketing organization. Continuing consumption volatility, including due to customer focus on cloud cost controls and increased efficiency, and our efforts in response will likely result in reduced consumption expansion over the near term.
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
While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed software offering. Confluent Platform contributed 47% and 52% of our subscription revenue for the years ended December 31, 2024 and 2023, respectively, and 44% and 47% of our subscription revenue for the nine months ended September 30, 2025 and 2024, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.

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
It is difficult to predict customer adoption rates, consumption, and demand for our offerings, the entry of competitive products or the future growth rate and size of the data infrastructure market. The expansion of this market depends on a number of factors, including the cost, performance, and perceived value associated with data infrastructure platforms as an alternative or supplement to legacy systems such as traditional databases, as well as the ability of platforms for data in motion to address heightened data privacy and security concerns. If we have a security incident or third-party cloud service providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for products as a whole, including our offerings, may be negatively affected. In addition, many of our potential customers have made significant investments in alternative data infrastructure platforms and may be unwilling to invest in new products, such as our offerings. If data-in-motion technology does not achieve market acceptance, including from rapidly evolving markets or industries, such as GenAI, or there is a reduction in consumption or demand caused by a lack of customer acceptance, technological challenges, economic conditions, data privacy and security concerns, shifts in customers’ data streaming strategies, governmental regulation, competing technologies and products, decreases in information technology spending or otherwise, the market for our offerings might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition, and results of operations. Additionally, while the adoption of GenAI and event-driven autonomous agents may drive future growth in our business, particularly with respect to our Data Streaming Platform capabilities, worldwide markets for GenAI applications may not develop in the manner we anticipate, or at all. In addition, because the markets for GenAI applications are still emerging, demand for our offerings in these markets may be unpredictable.
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
Some of our employees and personnel use GenAI technologies to perform their work, and the disclosure and use of personal information in such technologies is subject to various data privacy and security laws and obligations. Uncertainty in the legal and regulatory regime relating to AI/ML may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Governments have passed and are likely to pass additional laws regulating GenAI, including, for example, Colorado’s Consumer Protections for Artificial Intelligence law (effective in February 2026), and the European Union’s Artificial Intelligence Act, or EU AI Act. We may experience challenges in adapting our operations and services to such legislation, if applicable.
We and certain third parties on whom we rely may be subject to recently adopted or evolving EU regulatory frameworks with an extraterritorial effect focused on data access/portability and cyber/operational resilience, including the EU Data Act, the NIS2 cybersecurity directive, and the Digital Operational Resilience Act (DORA). These regimes may apply directly to aspects of our offerings and operations or indirectly through contractual flow-down requirements from service providers and customers. Among other things, they may require changes to our agreements with our customers, our products and infrastructure, such as interoperability and switching/portability features (Data Act), enhanced security controls, vulnerability management, and incident reporting, ICT risk management, testing, business continuity (NIS2, DORA), and could increase our compliance, engineering, and operational costs.
If we, or our third-party providers or customers, fail to comply, are alleged to have failed to comply, or are perceived as non-compliant with applicable requirements, we could face regulatory inquiries and enforcement actions, contractual disputes, litigation, fines or penalties, remediation obligations, restrictions on our services in certain jurisdictions, reputational harm, or reduced demand. Preparing for and attempting to comply with these regimes requires significant resources and may necessitate changes to our technologies, systems, practices, and contracts, and may impact our business, financial condition, or results of operations.
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
As of September 30, 2025 and December 31, 2024, we had 1,487 and 1,381 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offerings and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offerings, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of the evaluation and purchasing approval processes. Since the process for deployment, configuration, and management of our offerings is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offerings. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions or usage commitments. In certain circumstances, an enterprise customer’s decision to use our offerings may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offerings. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offerings on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offerings widely enough across their organization to justify our substantial upfront investment.
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

If we are unable to develop and maintain successful relationships with partners to distribute our products and services and generate sales opportunities, our business, results of operations, and financial condition could be harmed.
We have established, and intend to continue seeking opportunities for, partnership arrangements with certain partners, including channel partners, technology partners, systems integrator partners, and other strategic partners to distribute our products and generate sales opportunities, particularly internationally. We also outsource the delivery of a portion of our professional services offerings to certain third party partners. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential partners that can drive revenue growth in more geographies and market segments, particularly for government customers, and provide additional features and functionality to our customers. Our agreements with our existing partners are non-exclusive, meaning our partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and with little or no penalty. We expect that any additional partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our products. As our channel partnerships come to an end or terminate, we may be unable to renew or replace them on comparable terms, or at all. In addition, winding down partnerships can result in additional costs, litigation, and negative publicity. If we fail to identify additional partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future partners in independently distributing and deploying our products, our business, results of operations, and financial condition could be harmed. When we enter into partnerships, our partners may be required to undertake some portion of sales, marketing, implementation services, engineering services, support services, or software configuration that we would otherwise provide, including due to regulatory constraints. In such cases, our partner may be less successful than we would have otherwise been absent the arrangement and our ability to influence, or have visibility into, the sales, marketing, and related efforts of our partners may be limited. Further, if our partners do not effectively market, deliver, or sell our products or services, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be harmed.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 42% and 40% of our revenue for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2025, approximately 48% of our full-time employees were located outside of the United States, with 19% and 8% of our full-time employees located in India and the UK, respectively. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2025, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 63.1% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 6.4% of our outstanding classes of common stock as a whole, but controls approximately 23.8% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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
In addition, as of September 30, 2025, up to 18,183,537 shares of our Class B common stock and up to 21,314,777 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 61,813,849 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, many of our employees have elected to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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
(c)Issuer Purchases of Equity Securities.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended September 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Name and Position	Action	Adoption/ Termination Date	Type of Trading Arrangement		Total Shares of Class A Common Stock to be Sold		Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Ryan Mac Ban - Chief Revenue Officer	Termination(1)	8/22/2025	X		Up to 192,052		8/28/2026
Ryan Mac Ban - Chief Revenue Officer	Adoption(1)	8/22/2025	X		Up to 229,238	(2)	11/27/2026
*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1)Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on May 23, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)The shares that may be sold under the Rule 10b5-1 trading plan may be reduced by the number of shares sold to satisfy tax withholding obligations upon vesting of certain restricted stock units covered by the plan, pursuant to Confluent’s non-discretionary sell-to-cover requirement.

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

Date:	October 27, 2025

CONFLUENT, INC.
By:	/s/ Edward Jay Kreps
Name:	Edward Jay Kreps
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rohan Sivaram
Name:	Rohan Sivaram
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Kong Phan
Name:	Kong Phan
Title:	Chief Accounting Officer
(Principal Accounting Officer)