Form 10-K
period 2025-12-31
Confluent, Inc.
filed 2026-02-11
CIK 1699838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-40526
_______________________________________________________________________________________________
CONFLUENT, INC.
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________________________________________

Delaware	47-1824387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
899 W. Evelyn Avenue Mountain View, California	94041
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (800) 439-3207
_______________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of common stock on the Nasdaq Global Select Market on June 30, 2025, was approximately $7,196.8 million.
As of January 28, 2026, there were 308,661,566 shares of the Registrant’s Class A common stock and 48,982,935 shares of the Registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our proposed merger (the “Merger”) with International Business Machines Corporation (“IBM”), including but not limited to our expectations regarding the timing and completion of the Merger, costs and fees relating to both the Merger and a potential termination of the Agreement and Plan of Merger with IBM (the “Merger Agreement”), regulatory approvals, the impact of potential litigation or other stockholder action related to the Merger, the receipt of necessary approvals to complete the Merger, the impact of the Merger on our relationships with our customers, suppliers and other business partners, the impact of the Merger on our management and employees, and the effects on us and our stockholders if the Merger is not completed;
•our expectations regarding our revenue, revenue mix, expenses, and other results of operations;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase consumption of our offerings and expand features and functionalities;
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
•the costs and success of our sales and marketing efforts, including in connection with our prior shift to a consumption-oriented sales model for Confluent Cloud, and our ability to promote our brand;
•our growth strategies for, and market acceptance of, our Data Streaming Platform, as well as our ability to execute such strategies;
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

PART I
Item 1. Business
Overview
Confluent is pioneering the Data Streaming Platform category, setting data in motion to power the world’s real-time operations, analytics, and artificial intelligence (“AI”). We have established a new category of data infrastructure and built a comprehensive platform that enables organizations to stream, connect, process, and govern data in motion across their entire enterprise. The Data Streaming Platform is designed to serve as the intelligent connective tissue linking all of the applications, systems, and data layers within the company into a single central nervous system of real-time streams of data. As the Data Streaming Platform emerges as one of the most strategic parts of the next-generation technology stack, it unifies businesses’ operational and analytical estates, enabling modern companies to serve their customers, improve their offerings, outpace their competition, and win in a digital-first and AI-powered world. We believe our platform is rapidly becoming the essential data foundation for real-time decision-making, autonomous agents, and generative AI applications.
The Data Streaming Platform delivers four key capabilities, Stream, Connect, Process, and Govern, that reinforce each other to create a comprehensive platform for data in motion. Streaming is the foundation, enabling data to continuously move in real-time to power modern business operations and applications. As companies implement more and more data streams, they must connect a growing number of systems, applications, and data sources with the ultimate goal of building a complete network that spans the entire technology stack of the company. Once the network of connected systems and applications begins to grow, companies increasingly need to process data in real-time in order to transform, clean, and augment the data as it moves from one system to another. This is at the core of our “Shift Left” architecture, a strategic approach that moves data processing upstream and allows data to then be reused by multiple downstream systems, dramatically reducing redundancy and the compute costs associated with reprocessing. Finally, as the scale and scope of streaming increases, companies need to govern these data assets to ensure they are discoverable, secure, compliant, and trustworthy as they power a growing number of critical applications within the company. Our Data Streaming Platform is designed to fulfill all of these customer needs in a comprehensive and integrated way.
Confluent is operating at the convergence of three major industry trends that we believe will drive continued adoption of the Data Streaming Platform. First, the emergence of generative AI and agentic, event-driven systems is elevating the importance of real-time, contextualized data. Using stale data for AI agents creates a latency gap that introduces risk and inaccuracy; AI systems and applications require a continuous supply of fresh context to make accurate, reliable decisions. Second, as organizations continue to invest in sophisticated analytical capabilities across data warehouses, data lakes, and analytics engines, the need for real-time, reusable data assets that can power both analytics and operations continues to grow. This convergence of the operational and analytical estates requires a unified platform that can serve trustworthy data to any destination, reducing the friction of disparate silos. And finally, open source technologies like Apache Kafka®, Apache Flink®, Apache Iceberg®, and Delta Lake have matured into enterprise-ready standards with widespread adoption that drive a virtuous cycle of technical expertise, community contributions, and proven production deployments. We believe each of these trends represents a significant opportunity for the Data Streaming Platform.
Our open source roots are a key driver of our go-to-market success. The foundation of our platform includes multiple open source technologies that have become the standard for data in motion. Apache Kafka, originally created by our founders while at LinkedIn in 2011, introduced a new paradigm of data processing and has become the industry standard for data streaming, estimated to be used by over 80% of the Fortune 500. Modern applications are expected to integrate with Kafka, and the technical skill set for Kafka has become a critical requirement in the industry. We have expanded our technological foundation to include Apache Flink, which powers stream processing across our platform. The developer community understands the benefits of a complete Data Streaming Platform, and software developers within our prospective customers’ engineering and IT departments are often very familiar with our underlying technology and value proposition, serving as key evangelists on our behalf.

We have significantly expanded our capabilities to bridge the historic divide between the operational data that runs businesses and the analytical and AI systems that automate them. To seamlessly connect real-time operations with the data lakes and warehouses that power modern analytics, we introduced Tableflow, which materializes data streams directly into open table formats like Apache Iceberg and Delta Lake. Tableflow was designed to ensure that analytical engines can query fresh, governed data without the friction of complex, custom-built pipelines. Building on our foundation of Kafka and Flink, we also developed Confluent Intelligence, a suite of features built to address critical AI data needs by bringing real-time data directly to production AI systems. These features enable organizations to build event-driven AI agents that act on fresh data, while simultaneously serving the trustworthy context those agents require to make accurate decisions. Together, these innovations are designed to ensure that both analytics and AI applications are not limited by stale data, but are continuously fed by high-fidelity, up-to-date context, transforming our platform into the essential data foundation for the intelligent enterprise.
Confluent’s offerings are designed to act as the nexus of real-time data from every source, allowing it to stream across the organization and enabling applications to harness it to power real-time customer experiences and data-driven business operations. Our offerings include a fully-managed, cloud-native SaaS offering available on all major cloud providers, a Bring Your Own Cloud (“BYOC”) offering where management responsibilities are shared between Confluent and the customer, and enterprise-ready, self-managed offerings. Our cloud-native offering works across multi-cloud and hybrid infrastructures and supports a variety of deployment models to support diverse customer requirements, delivering massive scalability, elasticity, security, and global interconnectedness, enabling agile development. This optionality and flexibility are key drivers of cost-effectiveness, allowing customers to choose the most economical architecture for each workload and optimize cloud spend across their entire data estate.
Confluent has built an operationalized customer journey, which we call our Data Streaming Journey, that ties together product features, go-to-market efforts, and customer success capabilities. This progression helps take customers from their initial experiments with the technology to organization-wide adoption as one of their most critical data platforms. This starts by landing use cases in a high volume, low-friction manner while projects are still being conceived and the architecture of the solution is being designed. Awareness and use of our offerings begin even before our sales efforts, given the widespread adoption of Apache Kafka by developers and the self-service adoption made possible with our cloud product and community downloads. Our enterprise sales force takes these initial engagements and helps users progress to production use cases and paying customers either on a pay-as-you-go model or with a committed contract. Once customers see the benefits of our product for their initial use cases, they often expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers on this journey. This expansion is helped by a natural network effect in which the value of our platform to a customer increases as more use cases are adopted, more applications and systems are connected, and more data is added. Over time, by enabling data streaming across the organization, Confluent can become the central nervous system for their entire organization, allowing data to be captured and processed as it is generated in real-time across hundreds of teams, systems, and applications throughout the company, powering everything from core operations to generative and agentic AI.
Customers who have deployed Confluent often achieve faster time-to-market and substantially lower costs compared to using self-managed open source technologies or competing offerings. These savings are driven by reduced infrastructure spend, development and operational resources, and costs associated with downtime and security breaches. We have heavily invested in enterprise-ready features that complete and extend open source Apache Kafka and Apache Flink by simplifying the infrastructure, extending compatibility to the surrounding data ecosystem, and ensuring security and reliability at scale. Companies utilizing Confluent as their central nervous system avoid the complexity of building data streaming systems from scratch and leverage our fully managed features to focus on innovation. By adopting a “Shift Left” approach, these customers not only save on infrastructure spend but also dramatically improve the productivity of their engineers. This allows customers to spend less time building core features from scratch, and devote fewer engineering hours to operations and maintenance.

Proposed Transaction with IBM
On December 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation (“IBM”) and Corvo Merger Sub, Inc., a wholly owned subsidiary of IBM, pursuant to which each share of Confluent’s Class A common stock and Class B common stock issued and outstanding will automatically be canceled and converted into the right to receive $31.00 per share in cash, without interest and subject to applicable withholding taxes (the “Merger”). The Merger is expected to close by the middle of 2026, subject to customary closing conditions and regulatory approvals. Until the effective time of the Merger, we will continue to operate as an independent company. For additional details regarding the proposed Merger, refer to Note 1, Organization and Description of Business, to our Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Additionally, the foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of this Annual Report on Form 10-K.
The proposed Merger is subject to a number of risks and uncertainties and there is no assurance that the proposed Merger will occur. See “Risk Factors―Risks Related to our Proposed Transaction with IBM” in Part I, Item 1A. Risk Factors.
Our Solution
The data required to power the real-time experiences today’s customers demand is constrained by architectural fragmentation - an increasingly complex web of batch-oriented, custom code integrations across a growing number of systems, apps, and databases. Confluent’s Data Streaming Platform is designed to allow customers to stream, connect, process, and govern all of their data, and make it available wherever it’s needed, however it’s needed, in real-time. Data moves through this platform, and pipelines are built to shape and deliver the data in real-time, to any destination. Confluent replaces traditional siloed batch processing with a continuous stream of data in motion, enabling customers to build and scale real-time applications more efficiently and securely.
Our offerings enable real-time streaming across the organization in a fast, safe, and cost-effective manner. Confluent works to eliminate the operational and infrastructure burdens associated with data streaming across any deployment - cloud, on-premise, or hybrid - and empowers developers and architects to redirect their focus from the tactical challenges of streaming data, to actual innovation in their business. Our Data Streaming Platform connects and unlocks your enterprise data from source systems - wherever they reside - and serves it as continuously streamed, processed, and governed data products. These real-time data products are designed to be valuable, trustworthy, and reusable - a direct result of the “Shift Left” paradigm - and ensure data is used in a consistent manner everywhere. We believe that Confluent can become the central nervous system for modern digital enterprises, providing ubiquitous real-time connectivity and powering real-time applications across the enterprise.
The following are two essential attributes of a central nervous system from a data streaming perspective:
1.A full central nervous system must be able to connect and react to data wherever it exists, whether in an on-premises data center or in the public or private cloud.
2.It must also be able to span all environments while unpacking the architectural fragmentation - i.e., the patchwork of different data ecosystems, applications, and systems created by both modern real-time use cases, while satisfying the security and compliance requirements of legacy environments.
Confluent’s offerings span both of these requirements. Our approach unleashes a virtuous cycle of innovation, with each new data product increasing the value of the others and enabling more reuse across the organization. Our solution reduces the operational burden of data management, allowing organizations to focus on real-time data application and value creation. Confluent connects all your applications, systems and teams with a shared view of the most up-to-date, real-time data. Our Data Streaming Platform offerings also span all environments - we have a fully-managed SaaS offering (Confluent Cloud) that is entirely cloud-native, on-premises offerings (Confluent Platform and Confluent Private Cloud) for deployments that must remain on customer-controlled infrastructure, and a BYOC offering (Confluent WarpStream) that provides benefits of a managed service while the raw data remains inside a customer’s own existing virtual private cloud (“VPC”). Together, these offerings provide our customers with a menu of cost-effective options to meet the varied throughput, latency, and performance requirements of each of their workloads. They can be used simultaneously, to create a unified data streaming architecture connecting diverse customer environments.

Confluent’s solution is differentiated from other offerings in the following three ways:
•Cloud-Native. Operating natively in the cloud unlocks critical operational advantages over traditional infrastructure, specifically the ability to instantly scale resources to meet demand, ensure high availability without manual intervention, and align infrastructure costs with actual usage. With this in mind, we have heavily invested in rearchitecting the technologies underlying data streaming, including Apache Kafka, with our purpose-built Kora engine, which powers Confluent Cloud to be a fully managed service that scales elastically, offers built-in resilience, and runs with consistently low latency. We are committed to bringing these cloud-native advantages to every environment, and to that end, we have integrated the architecture of Kora into our on-premises portfolio. Confluent Platform continues to serve as the robust, enterprise-grade standard for self-managed deployments, while Confluent Private Cloud offers a more cloud-native experience within customer-controlled environments, adding automation, governance, and performance innovations designed for platform teams. Further, Confluent WarpStream is built to offer managed cloud benefits to our customers inside their existing VPC, ensuring their customer data remains within their existing cloud environment.
Across these offerings, we offer cost-effective options for our customers to stream based on their specific use case. On Confluent Cloud, our multi-tenant clusters such as Enterprise and Freight give customers the option of streaming with consistently low latency, or trading latency for additional cost savings. Confluent WarpStream also offers a lower cost option for relaxed-latency use cases for customers who want to use their own cloud infrastructure. Finally, both Confluent Platform and Confluent Private Cloud support customers that require private workloads. Getting started with Confluent is easy: we offer a high-velocity, frictionless pay-as-you-go model, allowing developers to easily sign up and experience the value of Confluent, and seamlessly transition across any of our offerings.
•Complete. Confluent’s Data Streaming Platform goes far beyond Kafka to help customers build streaming data pipelines and applications faster than ever. Our Data Streaming Platform enables customers to connect, process, and govern data to create real-time, reusable data products. This approach was designed to facilitate the rapid deployment of an initial use case and accelerate time-to-market for future use cases through the reuse of existing data assets. This benefit compounds for sophisticated AI initiatives that require real-time data.
Customers can connect their data from or into source and sink systems with our portfolio of pre-built connectors, or through custom connectors to homegrown applications. Our Connect with Confluent program drives direct integration of Confluent into our partner systems such as Clickhouse, MongoDB, SAP, and more. With the data connected, users can process it for business context and logic using Apache Flink, the industry standard for stream processing. Confluent Cloud for Apache Flink, our serverless Flink offering, allows users to easily build and scale their stream processing applications. This capability is foundational to Confluent Intelligence, our suite of capabilities designed to bring trusted, real-time data to AI use cases. Furthermore, customers can govern this data with Stream Governance, the industry’s only governance suite purpose-built for data streaming. Stream Governance allows customers to turn streaming data into real-time data products with schemas, metadata, data contracts, and more, delivering an easy, self-service experience that enables additional teams within the company to discover, understand, and put these data products to work in a safe and secure manner. For simplified integration with the rest of the data ecosystem, we developed Tableflow, which simplifies the process of feeding Kafka data directly into data warehouses, data lakes, or analytics engines as materialized Apache Iceberg or Delta Lake tables, thereby directly powering analytics and AI use cases.

•Everywhere. We allow customers to operate anywhere - in our managed cloud, on-premise, in the customer’s existing cloud environment, or a combination of all of these. We have built a truly hybrid and multi-cloud offering. We offer this essential capability and enable organizations to seamlessly leverage data in motion across their public cloud, private cloud, and data center environments, ensuring total connectivity throughout an organization. For enterprises that are increasingly expanding internationally, Confluent’s multi-cloud support also enables organizations to leverage data in motion across multiple data centers and providers, stretched around the world. For enterprises that maintain hybrid cloud environments, Confluent is able to extract information from the entirety of their infrastructure, allowing us to unite legacy systems in older environments with modern applications in the cloud. This ability to let customers embrace the new without having to fully replace everything that is old is a critical point of differentiation and a critical element in the cloud adoption strategy of many of our customers.
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
The completeness of our Data Streaming Platform creates substantial potential value for customers. The value of a network increases as more connections are created, and any factors that constrain the number of possible connections also constrain the total value of the network. For example, if a solution only offers a single deployment model or only serves a narrow range of cost-performance requirements, it will be viable to replace some, but not all of the point-to-point connections within an organization. The maturity and completeness of our Data Streaming Platform means that it is a viable solution to replace more of these point-to-point connections compared to alternatives. Our solution allows customers to deploy in our managed cloud, on-premises, in their existing cloud environment, or a combination of all of these. Further, our multiple cluster types allow customers to match the specific throughput, latency, and cost requirements of each individual workload while still seamlessly exchanging data using our proprietary Cluster Linking technology. This completeness creates economies of scope for the customer, enabling them to replace a diversity of point-to-point connections with Confluent as the single Data Streaming Platform, increasing the total potential value of the network.
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

Key Benefits to Our Customers
Our platform delivers the following key business benefits to our customers:
•Deliver Data as a Product to Optimize Efficiency and Scalability. Customers can use Confluent to transform data correctly the first time, eliminating the need for future separate downstream transformations. Applications that require data can simply connect to Confluent with no additional transformations needed.
•Ability to Deliver Rich Customer Experiences and Data-Driven Business Operations. The world is increasingly demanding applications that are responsive in real time to data in motion. By harnessing the power of data streaming, our customers can deliver differentiated customer experiences, such as suggesting the next show to watch in real time or providing live information on the status of a grocery order. Enterprises can also enable data-driven operations such as real-time, preventive maintenance, IoT analytics, and diagnostics.
•Accelerated Time-to-Market. Speed is essential for our customers, as they seek to disrupt established industries or innovate to fend off emerging disruptors. Our fully-managed cloud-native service enables our customers to start developing instantly, without any internal or external operational barriers. With our Stream Governance suite, we offer the industry’s only fully managed data governance suite purpose-built for Apache Kafka and the intricacies of data streaming. Stream Governance establishes trust in the real-time data moving throughout the business and delivers an easy, self-service experience that enables more teams to discover, understand, and put their data streams to work. With trusted, high-quality data streams, self-service data discovery, and insights into complex data relationships, teams can safely accelerate data streaming initiatives without bypassing controls for risk management or regulatory compliance.
•Reduced Total Cost of Ownership. Confluent significantly reduces the operational barriers and costs associated with shifting to a data streaming architecture. Our solution also supports a variety of deployment models and cluster types that allow customers to select the right cost-performance combination for each specific workload. For example, this allows a customer to select a higher cost, higher performance cluster for a workload like fraud detection that must operate with very low latency while also selecting a lower cost cluster for a workload like logging that can operate effectively with a relaxed latency requirement. Coupled with accelerated time to market, our customers benefit from both reduction in total cost of ownership as well as rapid ROI.
•Freedom of Choice. Confluent is hybrid and multi-cloud compatible so customers can deploy on-premises, in our managed cloud, in their existing private cloud environment, or a combination of all of these. In practice, large enterprises operate complex and heterogeneous technology estates that span multiple geographies and regulatory environments and include a combination of legacy, home-grown, and modern applications. We recognize that a solution that can support all of these requirements, and thus replace all of the brittle point-to-point connections among systems, is much more valuable than a solution that is only able to connect a subset of these various data sources.
•Mission Critical Security and Reliability. Confluent has enterprise-grade security and governance capabilities to provide confidentiality of critical information. We enable mission-critical reliability and resiliency, allowing data persistence, dynamic backing up of data across replicated partitions, fault-tolerance, and automated client failover.

•Robust Developer Community. Confluent’s Data Streaming Platform is built on several open-source technologies, each with a robust community of developers who contribute code and add technological momentum to the project. Apache Kafka, the foundation of the Data Streaming Platform, is one of the most successful open source projects in existence, estimated to be in use by over 80% of the Fortune 500. Confluent has continued to contribute code to open source Kafka and to nurture the global community of Kafka users through a rich set of outreach and education programs. These programs help create more developers outside of Confluent who contribute new features and bug fixes to Kafka alongside Confluent, which continues to add features both to Kafka and to its proprietary offering. This leads to a reinforcing feedback loop, strengthening the Kafka offering, which attracts more developers, who in turn further strengthen Kafka with their contributions. In addition, we make available many features that we have developed at Confluent under our Confluent Community License, which means developers can access, benefit from, and modify the source code for such features, further increasing our reach and mindshare in the developer community.
Our Growth Strategy
We are pursuing our substantial market opportunity with growth strategies that include:
•Easy and Frictionless Land with Cloud Pay-As-You-Go. We continue to eliminate purchasing friction by optimizing our pricing and packaging for use cases of all sizes. Due to the cloud-native nature of Confluent Cloud, we are able to acquire new customers through a seamless and frictionless self-service motion. Customers can get started via our free cloud trial and easily convert online to become paying customers. Our cloud-native capabilities allow us to land customers at low entry points, with no commitment, and seamlessly expand via increased usage. We will continue to leverage our cloud-native differentiation to create an easy buying motion and drive our growth.
•Deployment Flexibility and Cost-Effective Options for Every Use Case. We are committed to meeting our customers where they are by offering a flexible and cost-effective data streaming platform. We recognize that not all streaming use cases have the same requirements; some demand ultra-low latency and high availability, while others prioritize cost-efficiency and throughput. To address this spectrum, we provide a tiered portfolio of cluster types and deployment models, including fully managed serverless offerings, self-managed offerings, and BYOC. This flexibility allows customers to match infrastructure costs to the specific value and requirements of their data, optimizing their total cost of ownership (TCO). By removing cost barriers, we enable customers to consolidate all their data streaming use cases onto a single platform, further driving consumption.
•Continue our Focus on our Customer Growth Go-To-Market Model. Our integrated customer growth go-to-market model is “consumption-oriented”, meaning that our success is tied to our customers’ actual usage of and success with our product. The model is designed to drive business growth by mapping the customer journey from initial interest, to pilot, to first production project, to an integrated platform across the enterprise. We have designed and implemented this strategy to garner customer signups, convert them to paid customers, expand long-term consumption through additional use cases and rapidly deliver customer value. We will continue to offer a range of services and training offerings, partnering with our customers to increase the value they realize from our solution and thereby increase their consumption of our offering.
•Extend our Product Leadership and Innovation. We pioneered the category of harnessing the power of data streaming and are committed to innovating to extend our product leadership. We will continue to build out our platform, add more capabilities, build more applications, and invest in developing technology that increases developer productivity and promotes rapid customer success. To offer some examples of this commitment to our user community:
•We re-architected Kafka with Kora, which powers Confluent Cloud to be a fully-managed cloud service with significant performance gains over open source Apache Kafka.
•We built a fully-managed Apache Flink service that allows teams to create high-quality, reusable data streams that can be delivered anywhere in real time.

•We developed Stream Governance, the industry’s only fully-managed data governance suite for Kafka.
•We developed Tableflow, which makes it push-button simple to take Kafka data and feed it directly into a customer’s data warehouse, data lake, or analytics engine as materialized Apache Iceberg or Delta Lake tables.
•We launched Confluent Intelligence, a suite of capabilities designed to bring trusted, real-time data to AI use cases. This includes our Real-Time Context Engine, which enriches AI systems and applications with trustworthy, contextualized data, and Streaming Agents, which allow customers to build AI agents that can autonomously observe, decide, and act on business events in real time.
•We support true hybrid and multi-cloud strategies through our flexible deployment options across Confluent Cloud, Confluent Platform, Confluent Private Cloud, and Confluent WarpStream. This allows customers to run data streaming workloads seamlessly across any environment—from private data centers to public clouds and the edge, ensuring a unified data architecture that spans their entire estate.
•Continue to Invest in the Open Source Community. Our open source roots provide a large pool of targeted developers and enterprises who are interested in or have already adopted the open source technologies that underlie the Data Streaming Platform, including Apache Kafka, Apache Flink, and Apache Iceberg. These developers are readily able to use and benefit from our cloud-native service or enterprise-ready software, since in many cases they are already familiar with the underlying technologies. For those who are not yet acquainted with these technologies, we operate a rich set of programs to drive awareness and guide developers through their adoption and success journeys. These investments continuously drive value into the open source community, ensuring that we maintain our leadership standing in the new data streaming paradigm and continue to realize the open source benefits to our business.
•Grow and Harness our Partner Ecosystem. We have built a powerful partner ecosystem encompassing the major cloud providers, global and regional systems integrators, original equipment manufacturers (“OEMs”), and independent software vendors (“ISVs”). Our partners include Accenture, Alibaba, Amazon Web Services (“AWS”), Elastic, Google Cloud, Infosys, Microsoft, MongoDB, and SAP.
We intend to continue to invest in these relationships and build further partnerships to ensure our software is widely sold, distributed, and supported across the globe. We continue to optimize and launch partner programs for each of the partner types so that they have a repeatable way to work with our product, professional services, marketing, and sales team. The programs include but are not limited to the Confluent OEM Program, Connect with Confluent, Migration Accelerator, and Build with Confluent.
•Expand Internationally. We believe markets outside of the United States present a significant opportunity for additional growth of our business. During the year ended December 31, 2025, our international revenue represented 43% of our total revenue, coming from customers in over 100 countries. We expect to continue to make significant investments to support our growth in our existing international markets and in penetrating additional international markets.

•Uniting the Operational and Analytical Estates: The technology landscape within many enterprises is divided into the “operational estate”, which encompasses systems that support the day-to-day business operations of the company, and the “analytical estate”, which consists of data warehouses, data lakes, and analytics engines that support business intelligence (“BI”) and reporting. In most enterprises there is a divide between these two domains, which results in data silos, inconsistent data quality, and delayed insights as data moves from one domain to the other in a complex, slow, redundant, costly batch-based process. Our Data Streaming Platform is the ideal technology to unify these two estates and drive reliable, reusable, real-time data across all domains by adopting a “Shift Left” architecture, which refers to moving the processing, transformation, and governance of data upstream or “left” in the architecture closer to the source of that data. This approach reduces complexity, eliminates duplicate data pipelines, and ensures high-quality, reliable data access for both operational and analytical use cases. Ultimately, this architecture enables customers to derive more value from their existing technology investments in both the operational and analytical estates, and positions Confluent as the central nervous system for data streaming within enterprises.
•Underpin our Customers’ Generative and Agentic AI Transformations: Companies are increasingly assessing and adopting AI solutions to embed in their operations and in their products. In the enterprise context, these technologies are only as useful as their ability to access and interact with company data and systems in a trusted and timely manner. In some cases, applications will not be time sensitive and will rely on data updated periodically through batch processes. In many cases, however, AI applications will demand data that is up-to-date and captures the real-time state of the business, its customers, and the market landscape. Confluent’s Data Streaming Platform is uniquely positioned to support the next generation of AI applications by enabling real-time, event-driven architectures ideal for coordinating and orchestrating autonomous agents. This approach overcomes the limitations of batch processing, allowing AI systems to operate on the freshest, most relevant data. By integrating AI applications with real-time streaming data, customers can drive real-time personalization, decision-making, and scalable, flexible architectures that evolve alongside AI advancements. Confluent is well positioned to meet the growing demand for AI-driven solutions across various industries.
•Grow Further Use Cases Up-The-Stack Leveraging our Strategic Position for Data Streaming. Data streaming is a disruptive new platform technology, and as such there are countless use-case focused opportunities up the stack. After landing an initial workload, we expand across additional enterprise use cases, from horizontal IT (pipelines to cloud databases/warehouses, microservices, mainframe integration) to industry-specific scenarios like real-time fraud detection, creating a network effect as each new application connects to the streams already in place. As this footprint grows, Confluent increasingly operates as the central nervous system for data in motion, which strategically positions us to move up the stack into use case-specific adjacencies that apply data streaming, spanning ML, generative and agentic AI, IoT, real-time analytics, real-time logistics, customer data unification, cloud migration, data sharing, and more. Each subsequent project is delivered faster and at lower cost, reinforcing a flywheel of adoption that permeates the enterprise and drives further demand for data streaming.

Our Product Offering
Confluent’s full-featured Data Streaming Platform provides a complete solution for customers to stream, connect, process, and govern all of their data, and makes it available wherever it’s needed in real-time. Confluent’s Data Streaming Platform includes a vast library of connectors to stream data to and from virtually any system, application, or ERP solution; a full governance suite to apply data quality rules and track lineage; and a managed Flink service for real-time data processing. This unified platform also features advanced services like Tableflow to feed streams directly to lakehouses for analytics and Confluent Intelligence to build and power AI applications with real-time data. To make this platform available wherever customers need it, Confluent offers several deployment options to stream data: Confluent Cloud, a fully-managed SaaS offering that is entirely cloud-native, Confluent Platform for deployments that must remain on-premises, Confluent Private Cloud, which brings cloud-native data streaming capabilities to self-managed private cloud environments, and Confluent WarpStream, a BYOC solution that offers a managed streaming service where the raw data resides inside a customer’s own cloud environment. Regardless of their technology environments, customers can mix and match across these offerings to fit their needs, all while maintaining the experience of a single, integrated Data Streaming Platform. Customers benefit from the following features:
•Stream
▪Serverless, Autoscaling Clusters in Confluent Cloud abstract all operational burdens of self-managing Kafka, and are cost-effective for each use case with autoscaling, built-in resilience, and consistently low latency.
▪Tiered Storage. Tiered Storage allows deployments to recognize two tiers of storage: local disks and cost-efficient object stores (Amazon S3 or GCP Storage). Brokers can offload older topic data to more cost-effective object storage, enabling enhanced retention.
▪Self-balancing and Multi-Region Clusters. Confluent Platform brings the best of the cloud to the data center, with self-balancing to optimize throughput, accelerate broker scaling, and reduce the operational burden of managing a large cluster. Partition rebalances are completed quickly and without any risk of human error. Multi-region Clusters allow customers to run a cluster across data centers and automate disaster recovery.
▪Cluster and Schema Linking. Cluster and Schema Linking enable customers to consistently geo-replicate data, making it easy to create a seamless and persistent bridge from Confluent Platform in on-premises environments to Confluent Cloud and support use cases like disaster recovery, multicloud data sharing, and more.
▪Cost-Effective Networking. Private Network Interface, a new secure networking type built for Confluent Cloud, can significantly lower cloud networking costs for high-throughput workloads as a result of reduced data transfer and processing costs and the elimination of cross-AZ networking costs.
▪Tableflow was designed to make customers’ streaming data instantly accessible to their analytical ecosystem. Tableflow is a fully managed service that materializes Kafka topics directly into open table formats, such as Apache Iceberg and Delta Lake. It automates the complex and costly tasks of data ingestion, schematization, schema evolution, and table maintenance, eliminating the need for custom ETL pipelines and making high-quality, real-time data to as bronze and silver tables with automated data maintenance and strong read performance immediately available for analytical, AI, and batch workloads.
•Connect
▪Over 120 Pre-Built Connectors. We develop and work with partners who develop enterprise-ready connectors to easily integrate data and build applications. Connectors are supported by either Confluent or our partners.

▪Connect with Confluent. Allows users to work directly with partner systems such as Elastic, MongoDB, and more to stream data into Confluent directly from their partner interfaces.
•Process
▪Confluent Cloud for Apache Flink. Confluent took Apache Flink, the industry standard for stream processing and one of the most popular open source projects, and turned it into a serverless offering with Confluent Cloud for Apache Flink.
▪Confluent Platform for Apache Flink. Confluent also offers Flink in the data center with Confluent Platform for Apache Flink, where we simplify the deployment and management of stream processing applications with Flink in the customers’ private environments.
▪Confluent Intelligence is our fully managed service on Confluent Cloud for building real-time, replayable, context-rich AI systems powered by Kafka and Flink. AI systems built on LLMs must be grounded in real data and serve live decisions in production. Confluent Intelligence closes that loop, combining historical evaluation, continuous processing, and real-time serving with:
▪Built-In ML Functions. These pre-built machine learning functions directly within Flink SQL simplify common data science tasks. These functions enable teams to perform anomaly detection, forecasting, and model inference on real-time data streams without needing deep ML expertise.
▪Streaming Agents. Streaming Agents allows organizations to build, deploy, and orchestrate event-driven AI agents natively on Flink and Kafka. It unifies stream processing with AI reasoning, enabling agents to autonomously observe business events, make decisions, and trigger actions in real time.
▪Real-Time Context Engine. Real-Time Context Engine acts as the serving layer for AI applications. It continuously transforms raw data streams into structured, trustworthy context and serves it with low latency to any AI agent, LLM, or application using the Model Context Protocol (MCP).
▪Powerful Real-Time Processing. Our Flink services empower organizations to build sophisticated data pipelines and applications that perform powerful real-time transformations, including in-flight data filtering, joins, and enrichment, as well as real-time analytics, stateful aggregations, and complex event processing.
▪Simplified Developer Experience. We radically simplify the operational burden of Flink by eliminating cluster management and providing built-in autoscaling. We also provide multi-language support so developers can process data using the languages and tools they already know, including SQL, Java, and Python.
•Govern
▪Stream Governance. Stream Governance establishes trust in real-time data moving throughout the business. We offer an easy, self-service experience that enables more teams to discover, understand, and put data streams to work. With trusted, high-quality data streams, self-service data discovery, and insights into complex data relationships, teams can safely accelerate data streaming initiatives without bypassing controls for risk management or regulatory compliance.
▪Schema Validation. Schema Validation provides a direct interface between the broker and Schema Registry to validate and enforce schemas programmatically. Schema Validation can be configured at the topic level.

▪Schema Registry. Schema Registry serves as a centralized repository for managing data structures and ensuring compatibility as data evolves. To meet diverse operational and security needs, we offer flexible models: a fully managed service within Confluent Cloud, a self-managed option for Confluent Platform and Confluent Private Cloud, and a BYOC Schema Registry for Confluent WarpStream.
To enable a truly ubiquitous data streaming architecture, we deliver these core capabilities across every environment where our customers operate. Recognizing that modern enterprises navigate complex landscapes, we offer flexible deployment models designed to meet varying operational and infrastructure requirements. Whether through a fully managed, self-managed, or BYOC deployment model, our customers can leverage the following options:
•Confluent Cloud is our fully-managed cloud-native offering, available on all of the major cloud providers (AWS, Google Cloud Platform, and Microsoft Azure). Confluent Cloud is offered to our customers via a pay-as-you-go model with no commitment, or via an annual, or multi-year, subscription model where customers draw down upon a committed dollar amount. Confluent Cloud offers several unique attributes:
▪Serverless. We have heavily invested in rearchitecting open source Apache Kafka with our purpose-built Kora engine, which powers Confluent Cloud to be a truly serverless offering. Confluent Cloud offers self-serve provisioning with no complex cluster sizing, zero downtime, upgrades and bug fixes, autoscaling, and true scale-to-zero pricing with the ability for customers to pay only for what they actually use.
▪Complete. Confluent Cloud offers a complete Data Streaming Platform to stream, connect, process and govern your data. We offer over 80 fully managed connectors to popular source and sink systems, and custom connectors for homegrown systems and applications. We also offer the industry’s only governance suite for data streaming, Stream Governance, which gives users the ability to govern data with schemas, metadata, data quality rules, cataloging, lineage, and more. Finally, we have transformed Apache Flink, the industry standard for stream processing, into a truly serverless offering that is integrated with our Data Streaming Platform to help enrich, transform and process streaming data.
▪Flexible. Confluent Cloud offers cost-effective options for our customers to stream based on their specific use case. On Confluent Cloud, our multi-tenant clusters such as Enterprise and Freight give customers the option of streaming with consistently low latency, or trading latency for additional cost savings. These clusters can be mixed and matched, and also mirrored and linked to our other deployment options across on-premises and cloud.
▪Highly Available. Confluent Cloud offers built-in resilience with a guaranteed 99.99% uptime SLA, ability to scale to 10s of GBps with dedicated capacity, and multi availability-zone (AZ) replication.
▪Secure. Confluent Cloud offers at-rest and in-transit data encryption, Security Assertion Markup Language Single Sign-On (SAML/SSO) for user authentication, private networking via VPC peering or AWS Transit Gateway, and monitoring visibility with topic- and cluster-level metrics.
•Confluent Platform is our enterprise-grade self-managed offering, able to be deployed on-premises as well as across public and private cloud environments. Confluent Platform extends the Data Streaming Platform to on-premises users, and is offered to our customers via an annual or multi-year subscription. Confluent Platform offers several unique attributes:
▪Unrestricted Developer Productivity. Confluent Platform offers developers the ability to build across multiple development languages, utilize a rich pre-built ecosystem of over 120 connectors, and benefit from a fully integrated data-in-motion database.

▪Efficient Operations at Scale. Confluent Platform enables our customers to minimize operational complexity while ensuring high performance and scalability. Confluent Operator simplifies running Confluent Platform with Kubernetes container orchestration, whether on-premises or in the cloud.
▪Production-Stage Prerequisites. Confluent Platform offers foundational enterprise-level features needed to implement data streaming in production.
▪Freedom of Choice. Confluent Platform can be deployed on-premises or in public or hybrid cloud environments.
•Confluent Private Cloud delivers the building blocks of cloud-native data streaming to customers’ private infrastructure and combines cloud-level agility with on-premises levels of control and compliance. Confluent Private Cloud is designed for central platform teams at organizations in heavily regulated industries, and enterprises running large Kafka deployments across multiple lines of business who need to optimize their infrastructure and operations while maintaining complete control over their data. Confluent Private Cloud offers several unique attributes:
▪High Performance at Scale. Intelligent Replication delivers consistent low-latency and high-throughput streaming as workloads and partition counts grow.
▪Centralized Governance and Policy Enforcement. Confluent Private Cloud Gateway enables real-time data to move smoothly, even during migrations, policy changes, or other infrastructure updates. It provides a smart network that securely routes traffic and enforces centrally managed policies, streamlining data movement during failures.
▪Unified Monitoring Across Deployments. Unified Stream Manager provides a single unified view for customers to manage and monitor all their Confluent clusters whether on-prem, in a private cloud, or across public clouds. Customers can easily manage hybrid compliance and troubleshooting from a single interface.
•Confluent WarpStream offers a data streaming service with managed benefits inside a customer’s cloud environment, and gives customers the flexibility to use their own existing infrastructure while still enjoying the benefits of a managed service. Confluent WarpStream is well suited for workloads that don’t require real-time latency, but are high throughput in nature such as logging or monitoring. Confluent WarpStream’s unique attributes include:
▪BYOC-Native Design. Confluent WarpStream implements a BYOC model where the data plane remains inside the customer’s own cloud environment, the control plane runs in Confluent’s managed cloud environment, and only metadata passes between the two environments to operate the system. This means the customer’s raw data never leaves their own cloud environment.
▪Zero Disks, Ops and Scaling. Confluent WarpStream provides autoscaling inside the customer’s environment for their data streaming workloads, while avoiding inter-AZ networking fees by writing directly to a customer’s object storage resulting in lower cost of operation.
▪Easy Migration with WarpStream Orbit. Confluent WarpStream offers easy migration from any Kafka-compatible source for simple migration, disaster recovery, cost-effective storage improvements, and more.
▪Resiliency with Multi-Region Clusters. Confluent WarpStream’s Multi-Region Clusters offering guarantees zero data loss (Recovery Point Objective=0) out of the box with no additional operational overhead and automatic failover handling, allowing their customers to improve the resiliency of their workloads and survive region-wide cloud provider outages.

▪Feed data lakes with WarpStream Tableflow. Confluent WarpStream offers an Iceberg-native database that materializes tables from any Kafka-compatible topic and automates ingestion, compaction, and maintenance, providing a complete real-time data lake solution.
Our offerings are designed to serve as fundamental data infrastructure for our customers and solve an enormous variety of use cases across both front-end customer experiences and back-end business operations.
In addition to our core offering, we offer several services offerings:
•Professional Services. Professional Services provides expertise and tools that help our customers accelerate platform adoption and achieve successful business outcomes. We offer packaged and residency offerings focused on migration, architecture design, and performance tuning to ensure operational excellence.
•Education. Our offerings include training and certification guidance, technical resources, and access to hands-on training and certification exams. Education offerings are targeted at different types of users and delivery modalities to suit end customer needs. We have instructor-led training, self-paced on-demand courses, and certifications.
Sales and Marketing
Our customer growth go-to-market model is centered around the Data Streaming Journey, from initial interest, to pilot, to first production project, to an integrated platform across the enterprise. Through mapping to the customer journey, we are able to drive customer value in a highly targeted manner, and our success is tied to our customers’ actual usage of and success with our product.
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
Our focus on customer success is critical to our sales and marketing success. We offer a wide range of professional services, support offerings, education, and training, to enable our customers to rapidly onboard, adopt, and ultimately realize value from data streaming.
Our open source roots are a key driver to our go-to-market success. The technical communities that have formed around Apache Kafka, Apache Flink, and Apache Iceberg are fervently devoted to these technologies, and often advocate for our technology even when we are not engaged in an organization. They see the value of open source technologies and the opportunity to benefit from a complete Data Streaming Platform with Confluent. Consequently, our prospective customers are often very familiar with our value proposition and can evangelize on our behalf.
Our marketing and community engagement strategies further broaden our reach to developers, architects, and business leaders. We actively participate in major third-party industry events to demonstrate our platform’s capabilities and ecosystem integrations. Furthermore, we cultivate our own global community through Confluent’s flagship Current events, Data Streaming World Tour events, as well as ongoing developer meetups across the Americas, Europe, and Asia. These initiatives are key to driving awareness, educating the market, and fostering the grassroots adoption critical to our success.

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
Cloud Service Providers (“CSPs”) such as AWS, Google Cloud, and Microsoft Azure are integral to our customers’ technology strategy. Most enterprises operating at scale have standardized on one of these leading CSPs or adopted a multi-cloud strategy. We host Confluent Cloud on each of these leading CSPs and integrate with their key first party data, analytics/AI, and security services to offer our customers a cloud native Data Streaming Platform that is uniquely built for each of the CSPs. This serves to reduce the cost and complexity for our customers while at the same time increasing the reach and adoption of Confluent. CSPs also help drive consumption of Confluent as customers draw down their CSP commits with Confluent via direct sales or the cloud marketplaces.
Systems Integrators (“SIs”) such as Accenture, Deloitte, Ernst & Young, Infosys, Tata Consultancy Services, and a portfolio of regional providers serve as trusted partners for many large enterprises with a broad view across the technology landscape that these businesses rely on. SIs are building practices around Confluent as the Data Streaming Platform becomes a critical piece of the modern data stack and an integral part of their business offerings. SIs provide expert guidance and tailored offerings, in particular to help accelerate the cloud transformation for customers migrating from on-premises to cloud solutions. SIs also co-develop industry-specific solutions that combine the value of their expertise and services with the underlying value of our Data Streaming Platform. Programs like Build with Confluent and the Confluent Migration Accelerator empower SIs to transform their service offerings into real-time solutions built with the leading Data Streaming Platform.
ISVs such as Databricks, Elastic, MongoDB, Salesforce, SAP, and Snowflake develop native integrations with Confluent that enable customers to work with real-time data in the context of their preferred tools and technologies. Confluent’s technology partner program supports ISVs in creating these integrations, driving increased consumption of Confluent for these connected use cases.
Confluent’s Original Equipment Manufacturer Partner Program, including partners such as Alibaba, Infosys, Jio, Mindgate Solutions, and sccc by stc, helps Managed Service Providers, CSPs, and ISVs launch new revenue streams for their business faster that are built on enterprise-grade data streaming. Confluent’s complete Data Streaming Platform allows our OEM partners to stay focused on their core roadmap, accelerate time to market, and reduce operational risks. The program also offers flexible commercial terms that match the ways partners sell, technical support from the Kafka experts, and warranty/indemnification for their business.
Our partnerships help ensure that our customers have seamless access to real-time data streams within their preferred technology environments, have expert guidance for their cloud transformations, and have real-time data integrated into the applications they rely on most. These partnerships also help Confluent reach and serve new customers and expand the reach and adoption of our technology.
Research and Development
Our research and development efforts are focused on enhancing our platform features and expanding the services we offer to increase market penetration and deepen our relationships with our customers. We believe the development of new, and the enhancement of our existing, platform features and services is essential to maintaining our competitive position. We continually incorporate feedback and new use cases from our community and customers into our platform. Our development teams foster greater agility, which enables us to develop innovative products and make rapid changes to our technologies that increase resiliency and operational efficiency.

Competition
Our market is highly competitive and characterized by rapid changes in technology, customer needs, frequent introductions of new offerings, and improvements to existing service offerings. Our competitors can be broadly segmented into three categories:
•Open Source Kafka and Flink. Our primary competition, especially on premise, is internal IT teams that are attempting to “do it themselves” using open source software. Our offerings are substantially differentiated from Apache Kafka and Apache Flink, and therefore companies using self-managed open source tools do not benefit from our full product offering. As the move to the cloud increases, we expect that competition from open source alternatives will decrease as companies increasingly adopt fully-managed cloud solutions.
•Cloud Service Provider Alternatives and Legacy Vendors. Our principal competitors in the cloud are the well-established public cloud providers such as AWS that generally compete in all of our markets. These enterprises are developing and have released fully-managed data ingestion and data streaming products, such as Amazon Managed Streaming for Apache Kafka, Amazon Kinesis, and Amazon Managed Service for Apache Flink (AWS), Azure Event Hubs (Microsoft Corporation), and Cloud Pub/Sub, Cloud Managed Service for Apache Kafka, and BigQuery Engine for Apache Flink (Google).
•Other Competing Technologies and Legacy Vendors. This category includes several groups. On premises, there are a number of vendors with legacy products that have pivoted into this space including Cloudera Dataflow, Oracle Cloud Infrastructure Streaming, Red Hat (IBM) AMQ Streams, and TIBCO Streaming. We also compete with data integration and processing solutions in certain use cases; this includes ETL/ELT vendors like Fivetran and Informatica for data integration and batch processing frameworks like Apache Spark for data transformation.
We believe the principal competitive factors for companies in our industry include the following:
Focus on data streaming, characterized by:
•the ability to provide an end-to-end operationalized customer journey;
•mindshare and ability to drive innovation in the category of data streaming, built on committer-driven expertise and leadership within the mature open-source community;
•the ability to support customers at scale with mission critical use cases, leveraging battle-tested, enterprise-ready systems; and
•experience implementing the solution in production in a wide variety of technical environments in support of a broad set of industries and use cases.
Product differentiation, characterized by:
•Cloud-native capabilities
•operate at significant scale;
•offer elasticity;
•offer end-to-end security;
•offer flexible pricing, including pay-as-you-go delivery and total cost of ownership superior to self-management; and
•operate as a true, serverless, fully-managed service that eliminates “Day 2” operational burdens, not just a provisioning and installation wrapper.
•Completeness of offering
•a complete Data Streaming Platform (not just low-level streaming);
•unified and scalable stream processing;

•integrated data governance capabilities for higher data quality;
•ease of integration with connectors to a wide variety of existing applications and IT and cloud infrastructure;
•fresh, enriched, contextualized data to fuel AI systems and applications in real-time, which is essential for timely decision-making and agent performance; and
•platform neutrality and freedom from vendor lock-in, including the ability to stream data into any system or application.
•Availability of offering
•as a fully-managed service in the three leading public clouds;
•as a Kubernetes-based software offering for the private cloud;
•in legacy on-premises data centers as a software product;
•in customers’ own VPCs as part of a BYOC deployment model, providing greater control and security;
•as a self-managed private cloud deployment on customer-controlled infrastructure; and
•the ability to span all on-premises and cloud environments with one unified platform, enabling true hybrid and multi-cloud data strategies.
•General competitive factors, including:
•size of customer base and level of market adoption;
•price and total cost of ownership;
•brand awareness and reputation;
•quality of professional services and customer support;
•strength of sales and marketing efforts; and
•adherence to industry standards and certifications.
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
Our Employees and Human Capital Resources
Our Community
Our employees are the power behind our innovation and the foundation of our business. Investing in our people is a high priority and we strive to enhance and advance our culture and community. As of December 31, 2025, we had 3,241 employees distributed across 27 countries. 51% of our employees at that time were located within the United States. Some individual employees outside of the United States may be members of trade unions or participate in staff representative bodies.

Culture and Values
Culture is about how employees of Confluent work together to get things done. While each team has distinct norms and practices, across Confluent we share a set of core values that guide who we hire and what kind of behavior is rewarded. Our five core values are:
•Earn Our Customers’ Love
•Be Smart, Humble, and Empathetic
•Be Fired Up and Get Stuff Done
•Be Tasteful, Not Wasteful
•One Team
Leadership Principles
Our leadership principles outline a shared set of expectations for how we think and act at Confluent. They amplify our core values and provide a blueprint for how we deliver on our mission and goals. While we believe every employee has the potential to demonstrate leadership in their day-to-day work, our leadership principles are especially designed to guide and support people managers in becoming the best leaders they can be. Our leadership principles are:
•People Matter
•Seek the Truth
•Prioritize Ruthlessly
•Inspire Excellence
•Optimize for ROI
•Be Open and Honest
•Think Long Term
•Lead with Courage and Honor
Engagement and Communication
Our chief executive officer (“CEO”) and executives host regular all-hands meetings to keep our employees apprised of Confluent’s strategy, goals and priorities. We also conduct regular, anonymous engagement surveys to help us understand the employee experience, maintain a real-time pulse on employee engagement, and continuously action areas of opportunity as an organization. It is a quick way for management to see trends in engagement and progress on action plans. By continuing to monitor our engagement, we can impact retention and attraction of top talent to Confluent.
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
At Confluent, we engage in a robust objectives and key results planning process, and also conduct periodic performance and calibration sessions. These, along with regular check-ins, ensure employees receive the guidance and feedback they need to succeed. Additionally, our senior leaders participate in annual talent reviews, succession planning, and organization assessments to identify, grow, and retain our talent bench.
Asynchronous Remote-First Work Environment
Confluent is a remote-first work culture. We care more about how our employees work than where they work. Our remote-first model provides more flexibility for employees and broader access to talent. It also better positions us to support our global customer base.

We provide a number of tools and resources to support, connect, and enable our employees to be successful in this environment. Our team of “Experience Ambassadors,” located in almost every region where we operate, helps to bring our employees together at different times throughout the year. We regularly offer activities to engage with coworkers both in person and virtually. We also provide “FlexDesk” to ensure employees and teams have access to an on-demand, professional space to meet in person.
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
As of December 31, 2025, we hold 14 U.S. patents and have 36 pending patent applications in the U.S. and internationally. The patents are scheduled to expire in 2037, 2042, 2044, and 2045. As of December 31, 2025, we own five registered trademarks in the United States, one trademark application pending in the United States, 47 registered trademarks in various non-U.S. jurisdictions, and zero trademark applications pending in various non-U.S. jurisdictions.
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
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:
•The announcement and pendency of the Merger, or the failure to complete the Merger in a timely manner or at all, could adversely affect our business, financial condition, results of operations and stock price.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could cause certain of our customers and other business partners to decide not to do business with us, decrease the amounts they spend on our products or services, or harm our business relationships, financial condition, results of operations and stock price.
•Litigation has arisen and may in the future arise in connection with the Merger, which could be costly, prevent or delay the completion of the Merger, divert management’s attention and otherwise harm our business.
•As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the surviving corporation, and as a result, key employees may depart.
•Our historical growth may not be indicative of our future growth. Our recent growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
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
•We rely on third-party providers of cloud-based infrastructure to host Confluent Cloud and our other cloud-based offerings. Any failure to adapt our offerings to evolving network architecture technology, disruption in the operations of these third-party providers, limitations on capacity or use of features, or interference with our use could adversely affect our business, financial condition, and results of operations.
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

Risks Related to our Proposed Transaction with IBM
The announcement and pendency of the Merger, or the failure to complete the Merger in a timely manner or at all, could adversely affect our business, financial condition, results of operations and stock price.
On December 7, 2025, we entered into the Merger Agreement. Completion of the Merger is subject to the satisfaction of certain conditions set forth in the Merger Agreement, including, but not limited to: (i) the adoption of the Merger Agreement by Confluent’s stockholders; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which waiting period expired at 11:59 p.m., Eastern Time, on January 12, 2026, and the obtainment, termination, or expiration, as applicable, of any approval or waiting period under the competition or foreign investment laws in certain foreign jurisdictions; (iii) the absence of any temporary restraining order, preliminary or permanent injunction, or other judgment or law issued by any court of competent jurisdiction or other governmental entity, in each case, preventing or materially restraining the consummation of the Merger or imposing, individually or in the aggregate, a Burdensome Condition (as defined in the Merger Agreement) (collectively, “Legal Restraint”), and no action or proceeding by a governmental entity before any court or certain other governmental entities of competent jurisdiction seeking to impose a Legal Restraint; (iv) the accuracy of the representations and warranties of the parties made in the Merger Agreement, subject to applicable materiality qualifiers; (v) the performance by each party of its covenants and agreements set forth in the Merger Agreement in all material respects; and (vi) no Material Adverse Effect (as defined in the Merger Agreement) having occurred with respect to Confluent, the existence or consequences of which are continuing. There is no assurance that these conditions to completion of the Merger will be satisfied before the Termination Date (as defined in the Merger Agreement) or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
Additionally, the Merger may be delayed, and may ultimately not be completed, due to a number of factors, including failure to obtain any of the approvals, clearances or other conditions described in (i)-(vi) above.
If the Merger is not completed, we may suffer other consequences that could adversely affect our business, financial condition, results of operations and stock price, and our stockholders could be exposed to additional risks, including:
•to the extent the current market price of our Class A common stock reflects the assumption that the Merger will be completed, the market price of our Class A common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, relationships with existing and prospective customers, suppliers, investors, lenders and other business partners may be adversely impacted and we may be unable to retain key personnel if the Merger is not completed;
•the attention of our management or employees may continue to be diverted in connection with the termination of the Merger or the Merger Agreement; and
•we will be required to pay IBM a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections related to, our Class A common stock;
•receipt of the all-cash merger consideration under the Merger Agreement is taxable for U.S. federal income tax purposes and may be taxable for state, local and non-U.S. income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our strategy as an independent company before the Merger.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations and stock price.
During the period prior to the completion of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations and stock price, including:
•potential uncertainty in the market for our products and services, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•difficulties maintaining existing and establishing new business relationships with customers, suppliers and other business partners;
•disruption to our business and operations, including diversion of management attention and resources;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted and their productivity decline as a result of uncertainty regarding their employment following completion of the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur certain indebtedness, declare or authorize dividends or distributions or make certain material capital expenditures without IBM’s approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger under the terms of the Merger Agreement;
•the costs, fees, expenses and charges related to the Merger Agreement and the Merger, including but not limited to the cost of professional services, insurance, regulatory compliance and litigation; and
•other developments beyond our control, including, but not limited to, pandemics, natural disasters and changes in domestic or global economic conditions that may affect the timing or success of the Merger.
If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our Class A common stock and our perceived value, regardless of whether the Merger is completed.
Litigation has arisen and may in the future arise in connection with the Merger, which could be costly, prevent or delay the completion of the Merger, divert management’s attention and otherwise harm our business.
Litigation in connection with the acquisition of public companies such as the Merger is common, and prior to stockholder approval of the Merger, two complaints were filed in New York courts by purported stockholders of Confluent making various claims regarding the disclosure related to the proxy statement for the special meeting of stockholders. In addition, as of February 4, 2026, we had received 17 demand letters from purported stockholders relating to alleged disclosure deficiencies in the proxy statement for the special meeting of stockholders. Regardless of the outcome of any potential litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management team from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects and financial condition. Additionally, if the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers and other business partners, or otherwise harm our business and financial condition.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the surviving corporation, and as a result, key employees may depart.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the surviving corporation, or decide that they do not want to continue their employment with the surviving corporation or IBM following the completion of the Merger. As a result, key employees may depart. Losses of officers or employees could materially harm our business, results of operations and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals. On the other hand, we may experience challenges in hiring and retaining new employees because of uncertainty or other conditions associated with the pendency or termination of the Merger, which could materially harm our business, results of operations and financial condition.
As a result of the pending Merger, certain of our customers and other business partners may decide not to do business with us or to decrease the amounts they spend on our products and services.
As a result of the pending Merger, certain of our customers may decide to discontinue purchasing our products and services or reduce the amount they spend or commit to spend on our products and services due to uncertainties related to the Merger, such as unpredictability as to if and when the closing of the Merger will occur and perceived uncertainty as to the impact of the Merger on their relationship with us. Additionally, our relationships with suppliers and other business partners could be affected and such partners could seek changes to their existing business relationships with us. These decisions by our customers could materially harm our business, results of operations and financial condition.
Risks Related to Our Business and Operations
Our historical growth may not be indicative of our future growth. Our recent growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $1,166.7 million, $963.6 million, and $777.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our revenue growth rate has declined from time to time, and may decline in the future, as a result of a variety of factors, including our focus on operating efficiency and margin improvement, the effectiveness of our sales and marketing strategies and function, our ability to continue gaining market acceptance of our offerings, macroeconomic challenges and uncertainty, increased competition, and changes to technology. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•expand our partner ecosystem, including with major cloud providers, independent software vendors (ISVs), global and regional systems integrators, and original equipment manufacturers (OEMs);
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
These investments may not result in increased revenue in our business. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. Our revenue and expenses may also be materially negatively impacted by the pendency of the Merger or the failure to complete the Merger in a timely manner or at all. See “―Risks Related to our Proposed Transaction with IBM.” If our revenue does not meet our expectations in future periods, our business, financial position, and results of operations may be harmed.

We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated a net loss of $295.3 million, $345.1 million, and $442.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $2,284.5 million. While we have experienced significant revenue growth in certain recent periods, we are not certain whether or when we will obtain or maintain a high enough volume of sales or level of market acceptance to achieve or maintain profitability in the future. Our revenue growth rate has declined, and may continue to decline for a number of reasons, particularly during times of macroeconomic uncertainty, resulting in a more challenging environment for acquiring new customers and maintaining existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offerings, including by introducing new offerings and features and functionality, and to expand our sales, marketing, and services teams to drive new customer adoption and consumption, expand the use and consumption of our offerings by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. Also, we have faced, and will continue to face, increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, Confluent Cloud operates on public cloud infrastructure provided by third-party vendors, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in many cases are also our competitors. As the percentage of our revenue attributable to Confluent Cloud continues to increase, we have incurred and expect to incur increased costs related to our public cloud contracts, which negatively impacts our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
We have a limited operating history, which makes it difficult to forecast our future results of operations.
We were founded in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. In particular, we have limited experience operating our business at current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. Further, we have experienced, and in future periods may continue to experience, slower revenue growth, and our revenue has been and may in the future be impacted for a number of reasons, including shifts in our offerings and revenue mix, slowing demand for our offerings, rate of adoption and consumption of our Data Streaming Platform offerings, shifts in certain customers’ data streaming strategies, increasing competition, decreased productivity of our sales and marketing organization and effectiveness of our sales and marketing efforts to acquire new customers, retain existing customers or expand existing subscriptions and consumption of our usage-based offerings, strategic focus on operating efficiencies and margin improvements, changing technology, a decrease in the growth of our overall market, our failure, for any reason, to continue to take advantage of growth opportunities, or our failure to adapt and respond to inflationary factors affecting our business, future economic recessions or the pendency of the Merger or the failure to complete the Merger in a timely manner or at all. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Annual Report. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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
We intend to continue investing significantly in developing and growing Confluent Cloud as a fully-managed, cloud-native service. We are also making significant investments in our Data Streaming Platform capabilities and our BYOC offering. We have less experience marketing, determining pricing for, and selling these offerings. As a result, our shifts in sales strategy focused on customer acquisition and a consumption-oriented sales model have resulted and could continue to result in near term fluctuations in our financial results as compared to prior periods, particularly if previous Confluent Platform customers shift to our cloud offerings, given that subscriptions to Confluent Cloud have historically had a lower average price compared to subscriptions to Confluent Platform. Our sales strategy for Confluent Cloud involves landing customers at low entry points, including starting with our free Confluent Cloud trial and with pay-as-you-go, which have no commitments. There can be no assurance that such customers will enter into commitments with us, that customers will expand their existing commitments or ramp their usage of Confluent Cloud or that customers will ramp their usage of our cloud offerings. We have experienced and may continue to experience slower than expected consumption expansion and usage ramp of Confluent Cloud, including from certain such customers. In addition, there can be no assurance as to the length of time required to attain substantial market adoption of Confluent Cloud, if at all.

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
The growth rate of our Confluent Cloud revenue is also expected to fluctuate over time, including due to the usage-based nature of Confluent Cloud, customer adoption trends, and our prior shift to a consumption-oriented sales model for Confluent Cloud. Additionally, due in part to our prior shift to a consumption-oriented sales model, new customers acquired beginning in 2024 tend to have lower initial consumption, which has negatively impacted and may continue to negatively impact our revenue, growth rates, consumption forecasts, and results of operations. The ongoing success of this shift has been impacted by and will continue to depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offerings, and managing expected reductions in commitments for Confluent Cloud. We have also experienced and may continue to experience slower than expected usage ramp and consumption expansion following our prior shift to a consumption-oriented sales model, including as a result of certain such factors. We also believe certain customers are reluctant to make large and long-term commitments for Confluent Cloud, which has led to historical misalignment between our focus on upfront commitments and customer preferences and was a factor in the shift in our sales strategy to a consumption-oriented sales model. Growth of Confluent Cloud consumption has been and may in the future be harmed if we do not manage these factors effectively. Our business and growth have been and may in the future be negatively impacted if we do not experience the expected benefits from our prior shift to a consumption-oriented sales model, including due to headwinds on consumption, use case expansion or adoption of Confluent Cloud due to other factors. To expand usage of and our potential customer and sales pipeline for Confluent Cloud, we will need to increase brand awareness, increase customer awareness and adoption of our Data Streaming Platform products, successfully demonstrate the value of Confluent Cloud over alternatives, including open source alternatives, successfully partner with customers to help them realize increased value in our offerings in an efficient and sustainable manner for consumption expansion over time, particularly in uncertain macroeconomic environments and with continuing customer focus on cloud cost controls and increased efficiency, cultivate relationships with potential customers in key industries and sectors, rapidly convert the sales pipeline into new customers and continue to expand and improve the productivity and incentive alignment of our sales and marketing organization. Continuing consumption volatility, including due to customer focus on cloud cost controls and increased efficiency, and our efforts in response will likely result in reduced consumption expansion over the near term.
We target small to medium-sized companies, including early-stage companies, as part of our overall sales and marketing strategy for Confluent Cloud. These customers typically demand faster deployment of Confluent Cloud within their organizations and prioritize ease of use. In addition, the sales cycle for these customers is typically shorter, requiring accelerated ramp time of our sales force and higher velocity marketing strategies. We have also historically targeted larger enterprise customers as part of our overall sales and marketing strategy, but expect to refine that strategy from time to time, including in connection with our prior shift to a consumption-oriented model for our sales motion. Reduced consumption by, or the loss or expected loss of, certain customers has historically negatively impacted and may continue to negatively impact our growth, business, results of operations, and financial condition. For example, Confluent Cloud consumption and growth, as well as our forecasts for Confluent Cloud, have been negatively impacted from time to time, and may be negatively impacted in the future, by lower than expected consumption from larger enterprise customers from time to time, including due to external factors such as customer optimization and continued scrutiny of IT spending and macroeconomic uncertainty as well as reorganizations, acquisitions, or strategic reprioritizations of such customers. If we are unsuccessful in these and our other efforts to drive market adoption of and expand usage of and the customer base for Confluent Cloud, or if we do so in a way that is not profitable, fails to compete successfully against our current or future competitors, or fails to adequately differentiate Confluent Cloud from open source alternatives, our growth, business, results of operations, and financial condition could be harmed.

We have historically derived a substantial portion of our revenue from Confluent Platform, and any loss in market acceptance or reduction in sales of Confluent Platform would harm our business, results of operations, financial condition, and growth prospects.
While our revenue mix has increasingly shifted toward Confluent Cloud, our business remains substantially dependent on Confluent Platform, our enterprise-ready, self-managed offering. Confluent Platform contributed 44% and 47% of our subscription revenue for the years ended December 31, 2025 and 2024, respectively. We expect to continue to rely on customer adoption and expansion of Confluent Platform as a component of our future growth. In particular, we are dependent on Confluent Platform serving as a fundamental self-managed, data-in-motion offering to generate wide-ranging use cases for our customers and increase our dollar-based net retention rate with existing customers. If we experience loss in market acceptance, reduced customer renewals or new customer adoption, or limited use case expansion among existing customers of Confluent Platform, our growth, business, financial condition, and results of operations may be harmed.
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
Our Data Streaming Platform combines and expands upon functionality from numerous traditional product categories, and hence we compete in each of these categories with products from a number of different vendors. Our primary competition, especially on-premise, is internal IT teams that develop data infrastructure software using open source software, including Apache Kafka. Our principal competitors in the cloud are the well-established public cloud providers that compete in their respective clouds. These enterprises are developing and have released fully-managed data ingestion and data streaming products, such as Azure Event Hubs (Microsoft Corporation), Amazon Managed Streaming for Apache Kafka, Amazon Kinesis, and Amazon Managed Service for Apache Flink (AWS), and Google Cloud Pub/Sub, Cloud Managed Service for Apache Kafka, and BigQuery Engine for Apache Flink (Google). On premise, there are a number of vendors with legacy products that have pivoted into this space including TIBCO Streaming, Cloudera Dataflow, Red Hat (IBM) AMQ Streams, and Oracle Cloud Infrastructure Streaming. We also compete with data integration and processing solutions in certain use cases, including ETL/ELT vendors like Fivetran and Informatica for data integration and batch processing frameworks like Apache Spark for data transformation.

We currently offer Confluent Cloud on the public clouds provided by AWS, Azure, and GCP, which are also some of our primary actual and potential competitors. There is risk that one or more of these public cloud providers could use their respective control of their public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us unfavorable pricing, leverage their public cloud customer relationships to exclude us from opportunities, and treat us and our customers differently with respect to terms and conditions or regulatory requirements compared to similarly situated customers. In addition, if public cloud providers develop a data-in-motion offering that operates across multiple public clouds or on premises, we would face increased competition from these providers. Further, they have the resources to acquire or partner with existing and emerging providers of competing technologies and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide subscriptions and services that compete favorably with those of the public cloud providers.
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
•the availability of our offerings, including in multiple public clouds, for use in private clouds, in on-premises data centers, in customers’ own cloud environments, and as a self-managed private cloud deployment on customer-controlled infrastructure;
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
Our results of operations and key metrics, including subscription revenue, net retention rate (“NRR”) and customers with $100,000 or greater in annual recurring revenue (“ARR”), have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and period-over-period comparisons of our operating results and key metrics may not be meaningful or accurately measure our business. In addition to the other risks described herein, factors that have in the past and may in the future affect our results of operations include the following:
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
•the pendency of the Merger or the failure to complete the Merger in a timely manner or at all;
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

The calculation methodology of our key metrics, including adjustments in methodologies from time to time, may also result in fluctuations in period-over-period results that may not be indicative of our long-term performance or that result in differing interpretations of trends in our business. For example, we calculate ARR with respect to Confluent Cloud and Confluent WarpStream customers by annualizing actual consumption of Confluent Cloud in the last three months of the applicable period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics.” While we believe this ARR methodology aligns with how our management assesses ARR internally and better reflects actual customer behavior compared to other methodologies, it assumes Confluent Cloud and Confluent WarpStream consumption trends over 12-month periods based on three months of actual consumption, which does not account for future fluctuations and unpredictability in consumption rates (which we have experienced in recent periods and expect to continue to experience) or reflect trends in the growth or contraction of subscriptions over time. Further, we have experienced fluctuations in NRR and, as Confluent Cloud’s contribution to our revenue continues to increase, we expect to continue to experience increased volatility in NRR as our customers’ consumption trends may vary significantly across quarters for various reasons, including due to periodic customer focus on IT spend and usage efficiencies, uncertainty in expected consumption ramp of a customer, our prioritization of consumption over commitment for Confluent Cloud, and pricing of Confluent Cloud, as well as external factors such as macroeconomic uncertainty and its effects on customers’ IT spending and customers’ organizational and business changes. As a result, our short-term NRR trends may be less indicative of longer-term timing and pace of Confluent Cloud customer expansion.
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
Our revenue mix is varied based on the revenue recognition principles applicable to our offerings. We recognize a portion of revenue from sales of subscriptions to Confluent Platform and Confluent Private Cloud up front when our term-based license is delivered. The remainder, constituting post-contract customer support, maintenance, and upgrades, referred to together as PCS, comprises the substantial majority of the revenue and is recognized ratably over the subscription term. Confluent Cloud and Confluent WarpStream customers may purchase subscriptions either without a commitment contract, which we refer to as pay-as-you-go, or on a usage-based commitment contract of at least one year in duration. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based commitments are billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. Historically, our Confluent Cloud sales have been individually smaller, with varied usage levels from such customers over time, which may continue as we target small to medium-sized companies as part of our sales strategy for Confluent Cloud. However, larger Confluent Cloud sales, including those with terms over one year, may also result in greater variations in usage levels due to the timing and size of those commitments. In addition, we have experienced and expect to continue to experience an increased contribution from Confluent Cloud to our revenue mix. Macroeconomic impacts have caused, and may continue to cause, longer sales cycles compared to prior periods. We have also experienced continuing Confluent Cloud consumption volatility from larger enterprise customers. As a result, there may be fluctuations in revenue period over period as revenue is dependent on varying patterns of customer consumption and timing of sales and renewals of Confluent Platform and Confluent Private Cloud, which can result in larger upfront revenue recognition upon delivery of the term-based licenses, as well as revenue mix. In addition, we may experience fluctuations in margins as a result of high cloud infrastructure costs resulting from increased Confluent Cloud sales. Future fluctuations in our revenue and results across periods, including due to further changes in our revenue mix, may make it difficult to assess our future growth and performance.

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
We market and sell our offerings to customers in heavily regulated industry verticals, including the telecom, healthcare, banking and financial services industries. As a result, we face additional regulatory scrutiny, risks, and burdens from the governmental entities and agencies which regulate those industries. Selling to and supporting customers in heavily regulated verticals and expanding in those verticals will continue to require significant resources, and there is no guarantee that such efforts will be successful or beneficial to us. If we are unable to successfully maintain or expand our market share in such verticals, or cost-effectively comply with governmental and regulatory requirements applicable to our activities with customers in such verticals, our business, financial condition, and results of operations may be harmed.
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
We have in the past and, subject to contractual restrictions set forth in the Merger Agreement, may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, technologies, or technical know-how that we believe could complement or expand our platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, we acquired WarpStream in September 2024 and added their BYOC data streaming solution to our offerings. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. We may also have difficulty establishing our company values with personnel of acquired companies, which may negatively impact our culture and work environment. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. In connection with these types of transactions, we have in the past and subject to the contractual restrictions set forth in the Merger Agreement, we may issue additional equity securities that would dilute our stockholders, or incur debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.

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
While we have taken steps designed to protect the confidentiality, integrity, and availability of our systems and the sensitive, proprietary, and confidential information that we own, process, or control, our security measures or those of our third-party vendors may not be able to anticipate or implement effective preventive and remedial measures against all data privacy and security threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. We and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, which have resulted and may in the future result in unauthorized, unlawful, or accidental processing of our information, or vulnerabilities in the products or systems upon which we rely. In addition, we do not control the content that our customers transmit, process, and maintain using our offerings. Since some of our customers use our offerings for the transmission or storage of personal information, if our security measures are, or are believed to have been, breached, our business may suffer, and we could incur significant liability.
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
Furthermore, European data privacy and security laws, including the EU GDPR and UK GDPR, generally restrict the transfer of personal information from the European Economic Area, or EEA, and the UK to countries that are not generally considered by some data protection authorities as providing an adequate level of data protection. Swiss laws contain similar data transfer restrictions. For example, the European Commission currently approves of the use of Standard Contractual Clauses and the EU-U.S. Data Privacy Framework as mechanisms to transfer personal information outside of the EEA. These mechanisms are subject to legal challenges and there is no assurance that we can satisfy or continue to rely on these mechanisms to lawfully transfer personal information to the United States. Countries outside of Europe have enacted or are considering similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of doing business. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased risk of regulatory actions, penalties, and data processing restrictions or bans. Evolving cross-border data transfer requirements may also result in reduced demand for our services and require us to increase our data processing capabilities and other operations in Europe at significant expense.
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
Our ability to increase our customer base, achieve broader market adoption and acceptance of our offerings, and expand our potential customer and sales pipeline and brand awareness will depend to a significant extent on our ability to expand and improve the productivity and effectiveness of our sales and marketing organization. We plan to continue expanding our direct and indirect sales force, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including to decrease the time required for our sales personnel to achieve desired productivity levels. Historically, newly hired sales personnel have needed several quarters to achieve desired productivity levels. We expect to continue investing significant financial and other resources in our sales and marketing efforts, including investment in third party partners, which will result in increased costs and impact our margins and results of operations. Our revenue growth rate, business, and results of operations have from time to time been harmed and may in the future be harmed if our sales and marketing efforts fail to successfully expand our potential customer and sales pipeline and existing customer engagement with our offerings, including through increasing brand awareness, new customer acquisition, and market adoption of our offerings, particularly for Confluent Cloud. We must also continue to effectively develop and optimize our sales and marketing capabilities following our shift to a consumption-oriented sales model for Confluent Cloud, otherwise our business, financial condition, and results of operations may suffer. In addition, we may not achieve anticipated revenue growth from investing in our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time or at all, or if our sales and marketing programs are not effective. Our efforts in this regard may be disrupted by a variety of factors, including continuing macroeconomic uncertainty, slower than expected ramp time for our sales and marketing organization and the pendency of the Merger, and may result in near term headwinds to our growth. Additionally, attrition in our sales organization has adversely impacted and may continue to adversely impact our ability to meet our sales, consumption and revenue forecasts, cause delays in our sales cycle, and result in increased costs, any of which would harm our growth, business, results of operations, and financial condition.
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
As of December 31, 2025 and December 31, 2024, we had 1,521 and 1,381 customers with $100,000 or greater in ARR, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics” for a description of ARR. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers. These risks include longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our offerings and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our offerings, the discretionary nature of purchasing and budget cycles, macroeconomic uncertainty and challenges and resulting increased IT spending scrutiny, heightened security and data privacy requirements, and the competitive nature of the evaluation and purchasing approval processes. Since the process for deployment, configuration, and management of our offerings is complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our offerings. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions or usage commitments. In certain circumstances, an enterprise customer’s decision to use our offerings may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our offerings. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our offerings on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offerings widely enough across their organization to justify our substantial upfront investment.
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
Our future success depends in part on our ability to expand our customers’ use of our offerings into additional use cases, our customers renewing their subscriptions and usage-based commitments, and our ability to develop our offerings for additional use cases and applications. The terms of our subscriptions and usage-based commitments are primarily one to three years in duration. Our customers have no obligation to renew after the expiration of the applicable term. In order for us to maintain or improve our results of operations, it is important that our customers enter into relationships with us that increase in value over time, and renew and expand their subscriptions with us, including through the use of our offerings for additional use cases and applications. Although we seek to increase our revenue through expanded use of our offerings by customers in additional use cases, we may not be successful in such efforts. Our dollar-based net retention rate has historically declined or fluctuated, and may further decline or fluctuate, as a result of a number of factors, including loss of one or more customers, the timing and size of any such losses, including as a result of a customer not renewing, business strength or weakness of our customers, customer usage of our offerings, customer satisfaction with the capabilities of our offerings and our level of customer support, our prices, the capabilities and prices of competing products, decisions by customers to use open source alternatives, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including high interest rates and inflation, currency exchange rate fluctuations, reductions in our customers’ spending on IT solutions or their spending levels generally, or the pendency of the Merger. In addition, as some customers transition from Confluent Platform to Confluent Cloud, our dollar-based net retention rate may decline or fluctuate, at least in the short term, as those customers replace subscriptions to Confluent Platform with usage-based commitments. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of competing products, internally developed or managed solutions, including those based on Apache Kafka or other open source alternatives, mergers and acquisitions of our customers, and global economic conditions. These factors have been and may continue to be exacerbated as our customer base of larger enterprises continues to grow, which may require increasingly sophisticated and costly sales efforts, if large enterprises further develop internal capabilities, as our customer base matures, and if a recessionary or uncertain economic environment negatively impacts our customer base’s information technology budgets. In addition, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the United States, which could result in loss of customers or reduced usage of our offerings. If our customers do not renew their subscriptions and/or usage-based commitments, expand their use of our offerings, and purchase additional products from us, our revenue may decline and our business, financial condition, and results of operations may be harmed.
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

Our offerings have evolved from Apache Kafka, Apache Flink, Apache Iceberg and other open source software, which are widely available, and therefore, we do not own the exclusive rights to the use of Apache Kafka, Apache Flink, Apache Iceberg and other open source software, nor are we able to control the evolution, enhancement, and maintenance of Apache Kafka, Apache Flink, Apache Iceberg and other open source software.
The technology underlying our offerings, including Tableflow and Confluent Intelligence, has evolved from certain open source software, such as Apache Kafka, Apache Flink, and Apache Iceberg, and as a result we cannot exclude other companies from adopting and modifying certain common elements of our software and that of such open source software. With open source software, competitors can also develop competing products without the amount of overhead and lead time required for traditional proprietary software development. In addition, if competing products are also based on or compatible with Apache Kafka, Apache Flink, or Apache Iceberg, existing customers may also be able to easily transfer their applications to competing products. Competitors with greater resources than ours or members of the Apache Kafka, Apache Flink, or Apache Iceberg communities may create similar or superior offerings, or modify Apache Kafka, Apache Flink, or Apache Iceberg with different, superior features, and could make such products available to the public free of charge. Our competitors or members of the open source community may also develop a new open source project or a closed-source proprietary product that is similar to or superior to Apache Kafka, Apache Flink, or Apache Iceberg in terms of features or performance, in turn gaining popularity or replacing Apache Kafka as the new standard for data-in-motion technology among developers and other users. As a result, the future of Apache Kafka, Apache Flink, Apache Iceberg and other open source software could change dramatically and such change in trajectory, use and acceptance in the marketplace and resulting competitive pressure could result in reductions in the prices we charge for our offerings, loss of market share, and adversely affect our business operations and financial outlook. Additionally, the development and growth of our proprietary offerings may result in the perception within the open source community of a diminution of our commitment to Apache Kafka, Apache Flink, Apache Iceberg and other open source platforms. Such perceptions may negatively affect our reputation within the developer community, which may adversely affect market acceptance and future sales of our offerings.
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

Risks Related to Our Dependence on Third Parties
We rely on third-party providers of cloud-based infrastructure to host Confluent Cloud and our other cloud-based offerings. Any failure to adapt our offerings to evolving network architecture technology, disruption in the operations of these third-party providers, limitations on capacity or use of features, or interference with our use could adversely affect our business, financial condition, and results of operations.
We outsource all of the infrastructure relating to Confluent Cloud and our other cloud-based offerings to AWS, Azure, and GCP, as selected by our customers. Customers of our cloud-based offerings need to be able to access our service at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Our cloud-based offerings depend on the ability of the cloud infrastructure hosted by these third-party providers to allow for our customers’ configuration, architecture, features, and interconnection specifications, as well as secure the information stored in these virtual data centers, which is transmitted through third-party internet service providers. Any limitation on the capacity of our third-party hosting providers, including due to technical failures, natural disasters, fraud, or security attacks, could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, and results of operations. In addition, our third-party cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions at these providers. Any incident affecting our providers’ infrastructure, including any incident that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, and other similar events beyond our control could negatively affect our cloud-based offerings. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. A prolonged service disruption affecting our service for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party cloud services we use. Features and functionality for our cloud-based offerings may also not be available on the same basis or at all on one or more infrastructure platforms, which may hinder adoption, reduce usage, and harm our brand, business, and results of operations. Additionally, such third-party providers either have or may develop competing products to our cloud-based offerings, which may impact our ability to partner with them effectively. Any of the above circumstances or events may harm our reputation, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, and otherwise harm our business, results of operations, and financial condition.
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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based infrastructure products and for experienced sales professionals. If we are unable to attract such personnel at appropriate locations, we may need to hire in new regions, which may add to the complexity and costs of our business operations. We have experienced attrition, and increased attrition and related challenges have negatively impacted and may continue to negatively impact our growth, and may negatively impact employee morale, any of which may harm our growth, business, results of operations, or financial condition. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, inflationary pressures, stress over economic or geopolitical events such as those the global market is currently experiencing or the pendency of the Merger or the failure to complete the Merger in a timely manner or at all, may result in employee attrition. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, experiences significant volatility, or increases such that current and prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Additionally, in order to retain our existing employees and manage potential attrition, including as a result of stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we have issued and may in the future issue additional equity awards, which could negatively impact our results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 43% and 40% of our revenue for the years ended December 31, 2025 and 2024, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new channel partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2025, approximately 48% of our full-time employees were located outside of the United States, with 20% and 7% of our full-time employees located in India and the UK, respectively. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, legislation commonly referred to as the One Big Beautiful Bill Act was recently signed into law, which (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, the imposition of minimum taxes or surtaxes on certain types of income, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service or other tax authorities with respect to any legislation may affect us, and various aspects of such legislation could be repealed or modified in future legislation. In addition, the European Union and other countries (including those in which we operate) have enacted or have committed to enacting the Organisation for Economic Co-operation and Development/G20 Framework’s Pillar Two 15% global minimum tax, which may increase our tax expense in future years. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. For example, on January 5, 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions. We are monitoring developments and evaluating the potential impacts of the Pillar Two rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules (including under the proposed “side-by-side” arrangement). While we do not anticipate that this will have a material impact on our tax provision or effective tax rate in the short-term, we will continue to monitor evolving tax legislation in the jurisdictions in which we operate and may experience adverse impacts in the future. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue), which could apply to our business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted. Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements. Any of these outcomes could harm our financial position and results of operations.
We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our offerings and adversely affect our results of operations.
An increasing number of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. Online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. State or local governments may interpret existing laws, or have adopted or may adopt new laws, requiring us to calculate, collect and remit taxes on sales in their jurisdictions. A successful assertion by one or more taxing jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state or local governments of sales tax collection obligations on out-of-state sellers also could create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2025, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $1,588.8 million and $812.6 million, respectively, which may be available to offset taxable income in the future. The vast majority of our federal NOLs are carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a tax year is limited to 80% of annual taxable income in such year. The state NOLs begin to expire in 2026 if not utilized. In addition, as of December 31, 2025, we had foreign NOL carryforwards of $60.5 million which can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize certain of these NOLs before they expire.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. We may experience a future ownership change under Section 382 of the Code as a result of subsequent shifts in our stock ownership (including our proposed acquisition by IBM, which we anticipate will trigger an ownership change if such transaction closes in its current form) that could affect our ability to utilize the NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOL carryforwards could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, in June 2024, California enacted Senate Bill 167, or SB 167, which, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. For these reasons, we may not be able to utilize a material portion of the NOL carryforwards reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in this Annual Report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2025, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 61.5% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Kreps, beneficially owns approximately 6.0% of our outstanding classes of common stock as a whole, but controls approximately 23.2% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. For example, simultaneously with the execution of the Merger Agreement, certain stockholders of Confluent, including Mr. Kreps and other stockholders who held our stock prior to the IPO, entered into a voting agreement (the “Voting Agreement”) with IBM, Merger Sub and Confluent. As of January 7, 2026, these stockholders represented approximately 61% of the voting power of our outstanding capital stock. Pursuant to the Voting Agreement, the applicable stockholders have agreed, among other things, to vote their shares of common stock (1) in favor of the adoption of the Merger Agreement and the transactions contemplated thereby; and (2) in the manner specified in the Voting Agreement on certain other matters. Even if Mr. Kreps is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.
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
•the pendency of the Merger or the failure to complete the Merger in a timely manner or at all;

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
In addition, as of December 31, 2025, up to 15,095,027 shares of our Class B common stock and up to 18,458,981 shares of our Class A common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 61,327,522 shares of our Class A common stock are available for future issuance under our 2021 Plan and our 2021 ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and Rule 144 and Rule 701 under the Securities Act. In addition, many of our employees have elected to automatically convert their shares of Class B common stock upon receipt following exercise or settlement of equity awards, as applicable. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and all of the shares of Class A common stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and restricted stock units settle, subject to compliance with applicable securities laws. Our 0% convertible senior notes due 2027 will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to October 15, 2026. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
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
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Further, our ability to pay dividends on our capital stock in the future is limited by contractual restrictions under the terms of the Merger Agreement. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

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
Holders of the notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
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
We may become subject to legal proceedings and claims that arise in the ordinary course of business, including but not limited to, intellectual property claims, including trade secret misappropriation and breaches of confidentiality terms, alleged breaches of non-competition or non-solicitation terms, employment claims made by our current or former employees or legal proceedings or claims in connection with the Merger. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.
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
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Risks Related to Cybersecurity”.

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
Litigation Relating to the Merger
On January 21, 2026, a purported stockholder of Confluent filed a complaint in the Supreme Court of the State of New York, County of New York against Confluent and the members of the Confluent Board. This complaint is captioned Stewart v. Confluent, Inc., et al., Index No. 650388/2026. On January 22, 2026, a purported stockholder of Confluent filed a complaint in the Supreme Court of the State of New York, County of New York against Confluent and the members of the Confluent Board. This complaint is captioned Kent v. Confluent, Inc., et al., Index No. 650414/2026. The complaints assert New York common law claims for negligent misrepresentation and concealment based on allegedly false and misleading statements in the proxy statement for the special meeting of stockholders. In addition, as of February 4, 2026, we had received 17 demand letters from purported stockholders relating to alleged disclosure deficiencies in the proxy statement for the special meeting of stockholders.
Additional lawsuits may be filed, and additional demand letters may be received before the special meeting or consummation of the Merger.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “CFLT” since June 24, 2021. Prior to that date, there was no public trading market for our Class A common stock.
Holders of Record
As of January 28, 2026, there were 42 stockholders of record of our Class A common stock and 21 stockholders of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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

The performance graph below compares the cumulative total return on our Class A common stock from June 24, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2025 with (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, assuming the investment of $100 in our Class A common stock and in both of the other indices on June 24, 2021 and the reinvestment of dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$-
6/24/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025.
Overview
Confluent is pioneering the Data Streaming Platform category, setting data in motion to power the world’s real-time operations, analytics, and artificial intelligence (“AI”). We have established a new category of data infrastructure and built a comprehensive platform that enables organizations to stream, connect, process, and govern data in motion across their entire enterprise. The Data Streaming Platform is designed to serve as the intelligent connective tissue linking all of the applications, systems, and data layers within the company into a single central nervous system of real-time streams of data. As the Data Streaming Platform emerges as one of the most strategic parts of the next-generation technology stack, it unifies businesses’ operational and analytical estates, enabling modern companies to serve their customers, improve their offerings, outpace their competition, and win in a digital-first and AI-powered world. We believe our platform is rapidly becoming the essential data foundation for real-time decision-making, autonomous agents, and generative AI applications.
Confluent is designed to act as the nexus of real-time data, from every source, allowing it to stream across the organization and enabling applications to harness it to power real-time customer experiences and data-driven business operations. The Data Streaming Platform delivers four key capabilities, Stream, Connect, Process, and Govern, that reinforce each other to create a comprehensive platform for data in motion. Streaming is the foundation, enabling data to continuously move in real-time to power modern business operations and applications. As companies implement more and more data streams they must connect a growing number of systems, applications, and data sources with the ultimate goal of building a complete network that spans the entire technology stack of the company. Once the network of connected systems and applications begins to grow, companies increasingly need to process data in real-time in order to transform, clean, and augment the data as it moves from one system to another. Finally, as the scale and scope of streaming increases, companies need to govern these data assets to ensure they are discoverable, secure, compliant, and trustworthy as they power a growing number of critical applications within the company. As the adoption of Confluent’s Data Streaming Platform grows within an organization, the network effects we generate create even more value to the organization as a whole. We believe that Confluent will become the central nervous system for modern digital enterprises, providing ubiquitous real-time connectivity and powering real-time applications across the enterprise.
We generate our revenue primarily from the sale of subscriptions to our Data Streaming Platform, designed to span across all environments. Confluent Cloud is a fully-managed, cloud-native software-as-a-service (“SaaS”) offering available on all of the leading cloud providers. Confluent Platform and Confluent Private Cloud are enterprise-ready, self-managed offerings that can be deployed on customer-controlled infrastructure, private cloud, and public cloud environments. Confluent WarpStream is a Bring Your Own Cloud (“BYOC”) managed service offering where the raw data resides inside a customer’s own cloud environment. All of these offerings can be leveraged both individually in their respective environments and collectively as a single unified Data Streaming Platform.

Confluent Cloud and Confluent WarpStream customers may purchase subscriptions either without a commitment contract on a month-to-month basis, which we refer to as pay-as-you-go, or under a usage-based commitment contract of at least one year in duration, in which customers commit to specified per-usage rates. Pay-as-you-go customers are billed, and revenue from them is recognized, based on usage. Customers with usage-based commitments are typically billed annually in advance or monthly in arrears, and we recognize revenue from such subscriptions based on usage by the customer. As a result, our revenue may fluctuate from period to period due to varying patterns of customer consumption. Confluent Platform and Confluent Private Cloud customers receive access to our proprietary features and various tiers of customer support. Our subscriptions primarily have terms of one to three years and are generally billed annually in advance.
We are focused on the acquisition of new customers and expanding within our current customers. Our consumption-oriented go-to-market model benefits from our self-service motions driven by our cloud-native platform offerings, our widespread mindshare among developers through Apache Kafka®, Apache Flink®, and Apache Iceberg®, community downloads, and our enterprise sales force. We acquire new customers through seamless and frictionless self-service cloud adoption and free cloud trials, as well as community downloads. For example, after users get started with our free cloud trial, they can easily convert to become paying customers either online on a pay-as-you-go model or with a commitment contract. Once customers see the benefits of our platform for their initial use cases, we believe that they will expand into other use cases and lines of business, divisions, and geographies. Our deep technical expertise, coupled with our product capabilities and laser focus on customer outcomes, enable us to form strategic partnerships with our customers to guide and accelerate this journey. This expansion often generates a natural network effect in which the value of our Data Streaming Platform to a customer increases as more use cases are adopted, more users and teams are onboarded, more applications and systems are connected, and more data is added. We had approximately 6,690 and 5,800 customers as of December 31, 2025 and 2024, respectively, representing year-over-year growth of 15%. We have experienced significant growth, with revenue of $1,166.7 million and $963.6 million for the years ended December 31, 2025 and 2024, respectively, representing year-over-year growth of 21%.
On December 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation (“IBM”) and Corvo Merger Sub, Inc., a wholly owned subsidiary of IBM, pursuant to which each share of Confluent’s Class A common stock and Class B common stock issued and outstanding will automatically be canceled and converted into the right to receive $31.00 in cash, without interest and subject to applicable withholding taxes (the “Merger”). The Merger is expected to be completed by the middle of 2026, subject to the satisfaction or waiver of the closing conditions in the Merger Agreement. We have incurred merger-related costs of approximately $12.5 million as of December 31, 2025. See Note 1, Organization and Description of Business, to our Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information. Additionally, the foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of this Annual Report on Form 10-K.
The proposed Merger is subject to a number of risks and uncertainties and there is no assurance that the proposed Merger will occur. See “Risk Factors―Risks Related to our Proposed Transaction with IBM” in Part I, Item 1A. Risk Factors.
Business and Macroeconomic Conditions
Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions, including inflation, interest rates, fluctuations or volatility in capital markets or foreign currency exchange rates, the threat of new or increased tariffs, escalating trade tensions and changes in trade agreements, and geopolitical events around the world, such as the impact from recent U.S. tariff activity as well as ongoing geopolitical unrest. We have experienced, and expect to continue to experience, negative impacts from these and other factors, including longer sales cycles, reduced IT budgets, slowdowns in customer consumption expansion and growth rates, including fewer new use cases adopted by customers, and generally increased scrutiny on IT spending from existing and potential customers. In addition, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, resulting in lower consumption from time to time, primarily due to continued customer focus on cloud cost optimization, as well as shifts in customers’ data streaming strategies. We typically experience more consumption volatility during periods of increased customer scrutiny on IT spending. We cannot be certain how long these uncertain macroeconomic conditions, geopolitical events, and IT spending and consumption patterns, and their resulting effects on our industry, our financial results, our business strategy, and customers, will persist.

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
Key Factors Affecting Our Performance
Developing Innovative, Market-Leading Offerings and Expanding Developer Mindshare
We are focused on delivering market-leading offerings. We believe it is critical for us to maintain our product leadership position and further increase the strength of our brand and reputation to drive revenue growth. We have made significant investments in our Data Streaming Platform to enable customers to stream, connect, process, and govern their data. For example, we significantly re-architected the technologies underlying data streaming, including open source Apache Kafka, with our purpose-built Kora engine, which powers Confluent Cloud to be a fully-managed cloud service. Additionally, our acquisition of immerok GmbH, an Apache Flink, stream processing managed services company, enabled us to re-architect Flink as a cloud-native service on Confluent Cloud and release Confluent Platform for Apache Flink, while our Stream Governance suite establishes trust in real-time data movement and maintains stream quality, security, and regulatory compliance. We have also expanded to include support to materialize data streams as Apache Iceberg tables, which has rapidly become the open source standard for open table formats across numerous analytics compute engines. We expect our future growth to depend in large part on increased customer adoption and usage expansion of our Data Streaming Platform products. Customer adoption of our Data Streaming Platform products remains in early stages, and as a result, adoption and consumption trends for these products has been volatile. However, we believe we have a robust opportunity to help our customers understand and realize the benefits of our complete Data Streaming Platform, leading to increased adoption and consumption of these products over time. We intend to continue to invest efficiently in our engineering capabilities, including through acquisitions, and marketing activities to maintain our strong position within the developer community. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
Increasing Adoption of Confluent Cloud
We believe our cloud-native Confluent Cloud offering continues to represent an important growth opportunity for our business. Organizations are increasingly looking for a fully-managed offering to seamlessly leverage data in motion across a variety of environments. In some cases, customers that have been self-managing deployments through Confluent Platform subsequently have become Confluent Cloud customers. We offer users a free cloud trial and a pay-as-you-go arrangement to encourage adoption and expansion via new use cases to increase usage over time. We will continue to leverage our cloud-native differentiation to drive our growth. Our Confluent Cloud revenue represented 54% and 51% of our total revenue for the years ended December 31, 2025 and 2024, respectively. As we recognize revenue from Confluent Cloud based on usage, our revenue and results of operations have in the past fluctuated and may continue to fluctuate from period to period due to the usage-based nature of Confluent Cloud, and varying patterns of customer consumption and adoption trends, including due to impacts from macroeconomic uncertainty and related effects on customer IT spending, as described above. While we expect Confluent Cloud’s contribution to our revenue to continue to increase over time, the rate of such increase may fluctuate over time.

Growing Our Customer Base
We are intensely focused on continuing to grow our customer base. We have invested and will continue to invest in our sales and marketing efforts, including pipeline generation and execution, and developer community outreach, which are critical to driving customer acquisition. We historically focused on large enterprise customers with significant expansion opportunities and built a go-to-market motion around this approach. As we grew our cloud offering and increasingly prioritized consumption over commitments, including by creating more self-serve opportunities and completing our shift to a consumption-oriented sales model for Confluent Cloud, we have broadened our reach of customers and are able to attract a greater array of customers, including those in the earlier stages of data streaming adoption. Our ability to attract new customers will depend on and has historically been impacted by a number of factors, including our success in recruiting and scaling our sales and marketing organization, our ability to accelerate ramp time of our sales force, expansion and refinement of our go-to-market strategies to reach additional customer opportunities and to focus on consumption over commitments, our ability to enhance our brand and educate potential customers about the benefits and reduced total cost of ownership of our offerings compared to alternatives for data in motion, such as Apache Kafka, Apache Flink, and Apache Iceberg, our ability to effectively and competitively price our offerings, our ability to expand features and functionalities of our offerings, our ability to grow and harness our partner ecosystem, macroeconomic uncertainty and challenges, and competitive dynamics in our target markets. We had approximately 6,690 and 5,800 customers as of December 31, 2025 and 2024, respectively, spanning organizations of all sizes and industries. Our customer count treats affiliated entities with the same parent organization as a single customer and includes pay-as-you-go customers, and may fluctuate due to acquisitions, consolidations, spin-offs, and other market activity.
Retaining and Expanding Revenue from Existing Customers
Our business model and future growth are driven by customer renewals and increasing existing customer consumption and subscriptions over time, referred to as land-and-expand. Our ability to retain and expand revenue from existing customers, including through increased consumption of our offerings and contractual commitments and renewals, will depend on and has historically been impacted by a number of factors, including market acceptance of our offerings compared to data-in-motion alternatives, such as Apache Kafka, Apache Flink, and Apache Iceberg, pricing of our offerings, customer satisfaction, expansion of features and functionalities of our offerings, competition, macroeconomic conditions, and overall changes in our customers’ spending levels. In particular, we have experienced and expect to continue to experience volatility in consumption from some of our larger enterprise customers, primarily due to continued customer focus on cloud cost controls, as well as shifts in customers’ data streaming strategies. Despite the continuing uncertain economic backdrop, as well as continuing volatility in rates of consumption and use case adoption, we believe we have significant opportunities to partner with our customers to help them realize increased value in Confluent in an efficient and sustainable manner, including through expansion of new use cases to drive their strategic goals. While these dynamics are expected to continue to result in reduced or fluctuating consumption expansion over the near term, we believe they can lead to more durable consumption expansion over time.
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

Subscription Revenue
We believe subscription revenue reflects the performance of our business because it captures the delivery of contractual commitments from Confluent Platform and Confluent Private Cloud and the consumption from Confluent Cloud and Confluent WarpStream. We discuss subscription revenue under “Components of Results of Operations.”
Customers with $100,000 or Greater in Annual Recurring Revenue (“ARR”)
We define ARR as (1) with respect to Confluent Platform and Confluent Private Cloud customers, the amount of revenue to which our customers are contractually committed over the following 12 months assuming no increases or reductions in their subscriptions, and (2) with respect to Confluent Cloud and Confluent WarpStream customers, the amount of revenue that we expect to recognize from such customers over the following 12 months, calculated by annualizing actual consumption of Confluent Cloud and Confluent WarpStream in the last three months of the applicable period, assuming no increases or reductions in usage rate. Services arrangements are excluded from the calculation of ARR. Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us because they have larger budgets, greater potential for migrating more applications over time, and a wider range of potential use cases for data in motion. As a measure of our ability to scale with our customers and attract large enterprises to our offerings, we count the number of customers that contributed $100,000 or greater in ARR as of period end. Our customer count may also fluctuate due to acquisitions, consolidations, spin-offs, and other market activity. We had 1,521 and 1,381 customers with $100,000 or greater in ARR as of December 31, 2025 and 2024, respectively.
Dollar-Based Net Retention Rate (“NRR”)
We calculate our dollar-based NRR as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period Value. We then calculate the ARR from these same customers as of the current period end, or Current Period Value, and divide the Current Period Value by the Prior Period Value to arrive at our dollar-based NRR. The dollar-based NRR includes the effect, on a dollar-weighted value basis, of our Confluent Platform and Confluent Private Cloud subscriptions that expand, renew, contract, or attrit. The dollar-based NRR also includes the effect of annualizing actual consumption of Confluent Cloud and Confluent WarpStream in the last three months of the applicable period, but excludes ARR from new customers in the current period. Our dollar-based NRR is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that our dollar-based NRR provides useful information about the evolution of our existing customers and our future growth prospects. Our dollar-based NRR was 114% as of December 31, 2025, demonstrating our ability to expand within existing customers. Over the near term, we expect our dollar-based NRR to be tempered as a result of our shift to a consumption-oriented sales model for Confluent Cloud. Our dollar-based NRR as of December 31, 2025 was also tempered by, and over the near term is expected to continue to be tempered by, consumption volatility, resulting in reduced consumption expansion from certain customers, as described above under “—Key Factors Affecting Our Performance—Retaining and Expanding Revenue from Existing Customers.” Our methodology for calculating ARR may result in increased volatility in NRR as our customers’ consumption trends have experienced and may continue to experience fluctuations across quarters. Refer to the section titled “Risk Factors—Risks Related to Our Business and Operations—We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.”
Components of Results of Operations
Revenue
We derive revenue primarily from subscriptions and, to a lesser extent, services.

Subscription Revenue. Our subscription revenue consists of subscriptions to our Data Streaming Platform for customers to stream, connect, process, and govern all of their data. Our subscription offerings are designed to span across all environments: Our fully-managed cloud-native offering, Confluent Cloud, our self-managed offerings, Confluent Platform and Confluent Private Cloud, and a BYOC managed service offering, Confluent WarpStream. The vast majority of our revenue from Confluent Cloud and Confluent WarpStream is recognized on a usage basis, as usage represents a direct measurement of the value transferred to the customer. Revenue from Confluent Platform and Confluent Private Cloud include revenue from term-based licenses and post-contract customer support, maintenance, and upgrades, referred to together as PCS. We recognize a portion of the revenue from our term-based license subscriptions at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS, which represents a substantial majority of the revenue from our term-based license subscriptions, is recognized ratably over the contract term. Our subscriptions primarily have terms of one to three years, and are generally non-cancelable and non-refundable. We also provide pay-as-you-go arrangements, which consist of month-to-month SaaS contracts. Pay-as-you-go, Confluent WarpStream, and Confluent Private Cloud, arrangements have historically represented an immaterial portion of our subscription revenue.
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
Gross Margin. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our subscriptions and services, changes in our revenue mix, including the mix of revenue between our Confluent Cloud, Confluent Platform, Confluent Private Cloud, Confluent WarpStream, and service offerings, timing and amount of usage of third-party cloud infrastructure resources, infrastructure optimization, and timing and extent of our investments in growth and scaling our business. We expect our gross margin to fluctuate over time depending on the factors described above.
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
Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, of which a substantial portion are capitalized as deferred contract acquisition costs and then amortized over their period of benefit, bonuses, benefits, and stock-based compensation, conferences, costs related to marketing programs, travel-related costs, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time and continue to be our largest operating expense for the foreseeable future as we invest in our sales and marketing efforts.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue:
Subscription	$1,119,724	$922,091	$729,112
Services	47,024	41,551	47,840
Total revenue	1,166,748	963,642	776,952
Cost of revenue:
Subscription(1)	245,355	208,600	176,004
Services(1)	54,554	48,870	53,666
Total cost of revenue	299,909	257,470	229,670
Gross profit	866,839	706,172	547,282
Operating expenses:
Research and development(1)	481,706	421,237	348,752
Sales and marketing(1)	592,519	547,379	504,929
General and administrative(1)	172,716	156,703	137,520
Restructuring and other related charges	—	—	34,854
Total operating expenses	1,246,941	1,125,319	1,026,055
Operating loss	(380,102)	(419,147)	(478,773)
Other income, net	79,414	84,486	72,099
Loss before income taxes	(300,688)	(334,661)	(406,674)
(Benefit from) provision for income taxes	(5,413)	10,404	36,072
Net loss	$(295,275)	$(345,065)	$(442,746)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue - subscription	$26,850	$27,133	$25,620
Cost of revenue - services	6,659	9,306	11,096
Research and development	187,147	166,468	139,809
Sales and marketing	123,135	134,015	124,568
General and administrative	53,534	58,738	48,740
Total stock-based compensation expense	$397,325	$395,660	$349,833

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Revenue:
Subscription	96%	96%	94%
Services	4	4	6
Total revenue	100	100	100
Cost of revenue:
Subscription	21	22	23
Services	5	5	7
Total cost of revenue	26	27	30
Gross profit	74	73	70
Operating expenses:
Research and development	41	44	45
Sales and marketing	51	57	65
General and administrative	15	16	18
Restructuring and other related charges	—	—	4
Total operating expenses	107	117	132
Operating loss	(33)	(43)	(62)
Other income, net	7	9	9
Loss before income taxes	(26)	(35)	(52)
(Benefit from) provision for income taxes	—	1	5
Net loss	(25)%	(36)%	(57)%
__________________________________________________
Note: Certain figures may not sum due to rounding.
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Subscription	$1,119,724	$922,091	$197,633	21%
Services	47,024	41,551	5,473	13%
Total revenue	$1,166,748	$963,642	$203,106	21%
Subscription revenue increased by $197.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in revenue was primarily from sales to existing customers and the remaining increase was attributable to sales to new customers. Sales to new customers represent the revenue recognized from customers acquired in the 12 months prior to each discrete quarter end within the year ended December 31, 2025. A further indication of our ability to expand from existing customers is through our dollar-based net retention rate, which was 114% as of December 31, 2025. Confluent Cloud and Confluent Platform contributed 56% and 44% of our subscription revenue during the year ended December 31, 2025, respectively, compared to 53% and 47% during the year ended December 31, 2024, respectively.
Services revenue increased by $5.5 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in delivery of professional services.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue
Subscription	$245,355	$208,600	$36,755	18%
Services	54,554	48,870	5,684	12%
Total cost of revenue	$299,909	$257,470	$42,439	16%
Gross profit	$866,839	$706,172	$160,667	23%

	Year Ended December 31,
	2025	2024
Gross margin
Subscription	78%	77%
Services	(16)%	(18)%
Total gross margin	74%	73%
Cost of subscription revenue increased by $36.8 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to an increase of $20.9 million in third-party cloud infrastructure costs, an increase of $8.7 million in personnel-related costs and allocated overhead costs driven by increased headcount, and an increase of $8.5 million in amortization of internal-use software.
Cost of services revenue increased by $5.7 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to an increase of $11.8 million in third-party contractors and partners who supplement our services delivery team, partially offset by a decrease of $6.4 million in personnel-related costs and allocated overhead costs driven by decreased headcount.
The increase in our subscription gross margin was primarily driven by subscription revenue that outpaced the increase in cost of subscription revenue, as well as efficiencies in personnel-related costs. Our services gross margin increased primarily due to efficiencies in personnel-related costs and allocated overhead costs driven by decreased headcount, partially offset by increased costs for third-party contractors and partners who supplement our services delivery team.
Research and Development

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$481,706	$421,237	$60,469	14%
Percentage of revenue	41%	44%
Research and development expenses increased by $60.5 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to an increase of $52.9 million in personnel-related costs and allocated overhead costs, an increase of $6.2 million in third-party cloud infrastructure costs, and an increase of $5.0 million in acquisition-related compensation costs, partially offset by a decrease of $5.2 million in software license costs. The increase in personnel-related costs was mainly driven by increased headcount and an increase of $20.7 million in stock-based compensation expense, net of amounts capitalized.

Sales and Marketing

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$592,519	$547,379	$45,140	8%
Percentage of revenue	51%	57%
Sales and marketing expenses increased by $45.1 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to an increase of $25.0 million in personnel-related costs and allocated overhead costs, an increase of $7.8 million in marketing and event expenses, an increase of $5.6 million in travel-related costs, and an increase of $4.1 million in amortization of deferred contract acquisition costs. The increase in personnel-related costs was mainly driven by increased headcount, partially offset by a decrease of $10.9 million in stock-based compensation expense.
General and Administrative

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$172,716	$156,703	$16,013	10%
Percentage of revenue	15%	16%
General and administrative expenses increased by $16.0 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to an increase of $10.8 million in acquisition-related costs, which include transaction costs incurred related to the proposed Merger with IBM, and an increase of $2.8 million in software license costs. Total personnel-related costs and allocated overhead costs remained roughly consistent year over year, but includes the impact of increased headcount, partially offset by a decrease in stock-based compensation expense.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other income, net	$79,414	$84,486	$(5,072)	(6)%
Other income, net decreased by $5.1 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a decrease of $7.8 million in interest income on cash and marketable securities driven by lower yields, partially offset by an increase of $2.8 million from the net impact of foreign currency gains and losses.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Loss before income taxes	$(300,688)	$(334,661)	$33,973	(10)%
(Benefit from) provision for income taxes	(5,413)	10,404	(15,817)	(152)%
Effective tax rate	1.8%	(3.1)%

The Company’s benefit from income taxes was $5.4 million during the year ended December 31, 2025. The income tax benefit was attributable to the $18.0 million release of the valuation allowance of U.K. deferred tax assets during the year ended December 31, 2025, partially offset by the Company’s provision for income taxes of $12.6 million for the year ended December 31, 2025. See Note 12, Income Taxes, to our consolidated financial statements for further information.
The Company’s provision for income taxes during the year ended December 31, 2024 was primarily driven by foreign, federal, and state income taxes.
Based on enacted legislation as of December 31, 2025 and the Company’s revenue profile, the Organisation for Economic Co-operation and Development Pillar Two rules are expected to apply beginning in 2026; accordingly, no current or deferred tax impacts were recognized in 2025 and deferred taxes remain measured at statutory rates. The Company expects to rely on the transitional country by country safe harbor initially and will continue monitoring developments as it prepares for first year reporting.
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
As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2,054.0 million. Our cash, cash equivalents, and marketable securities consist of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits.
We believe that existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our short-term and long-term operating and capital needs, including our purchase obligations, which primarily relate to our non-cancelable agreements for third-party cloud infrastructure, and our operating lease commitments, which primarily relate to our office space. As of December 31, 2025, our purchase obligations were $454.3 million, of which $236.5 million is expected to be paid within 12 months and the remainder thereafter. During the year ended December 31, 2025, we entered into an operating lease agreement for office space in Burlingame, California to replace our existing headquarters lease. The lease term begins in September 2026 and expires in June 2037. The total minimum obligation under the lease agreement is approximately $37.0 million, which excludes variable operating expenses. We will recognize the related right-of-use asset and lease liability on our consolidated balance sheet upon taking possession of the premises. As of December 31, 2025, our operating lease payment obligations recorded on the consolidated balance sheet were $9.7 million, of which $8.4 million is expected to be paid within 12 months and the remainder thereafter. See Note 9, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
We have generated significant operating losses. As of December 31, 2025, we had an accumulated deficit of $2,284.5 million. We may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operations, and the continuing market acceptance of our subscriptions and services. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
On December 7, 2025, we entered into the Merger Agreement with IBM. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective date of the Merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without IBM’s consent, including:

•acquiring businesses above specified thresholds and disposing of significant assets;
•incurring capital expenditures above specified thresholds; or
•repurchasing shares of our outstanding common stock.
We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$64,274	$33,460	$(103,657)
Net cash used in investing activities	$(185,005)	$(74,978)	$(84,851)
Net cash provided by financing activities	$81,186	$79,806	$102,372
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
Cash provided by operating activities of $64.3 million for the year ended December 31, 2025 primarily consisted of our net loss of $295.3 million, adjusted for non-cash charges of $458.0 million, and net cash outflows of $98.5 million from changes in our operating assets and liabilities. Our non-cash charges included $397.3 million of stock-based compensation, net of amounts capitalized, $58.3 million of amortization of deferred contract acquisition costs, and $29.6 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by $22.3 million of net accretion of discounts on marketable securities, and a $18.7 million decrease in deferred income taxes primarily due to the release of a valuation allowance on certain deferred tax assets. The main drivers of the changes in operating assets and liabilities were a $79.7 million increase in accounts receivable due to timing of billings and collections as well as overall growth of our sales, a $71.9 million increase in deferred contract acquisition costs due to our sales, a $25.4 million increase in prepaid expenses and other assets related to timing of payments made in advance of future services, and a $15.5 million decrease in accrued expenses and other liabilities due to timing of accruals and payments, partially offset by a $89.4 million increase in deferred revenue due to timing of billings and revenue recognition.
Cash provided by operating activities of $33.5 million for the year ended December 31, 2024 primarily consisted of our net loss of $345.1 million, adjusted for non-cash charges of $445.7 million, and net cash outflows of $67.2 million from changes in our operating assets and liabilities, net of the effects of a business combination. Our non-cash charges included $395.7 million of stock-based compensation expense, net of amounts capitalized, $54.3 million of amortization of deferred contract acquisition costs, and $22.1 million of depreciation and amortization of property equipment and acquired intangible assets, partially offset by $37.8 million of net accretion of discounts on marketable securities. The main drivers of the changes in operating assets and liabilities, net of the effects of a business combination, were an $86.6 million increase in accounts receivables due to timing of billings and collections as well as overall growth of our sales, a $53.2 million increase in deferred contract acquisition costs due to our sales, and a $10.1 million decrease in operating lease liabilities due to lease payments, partially offset by a $56.2 million increase in deferred revenue corresponding with our increased sales, and a $25.6 million increase in accrued expenses and other liabilities due to timing of accruals and payments.

Cash Flows from Investing Activities
Cash used in investing activities of $185.0 million for the year ended December 31, 2025 was primarily due to purchases of marketable securities of $1,638.9 million and capitalized internal-use software development costs of $22.6 million, partially offset by proceeds from maturities and sales of marketable securities of $1,480.8 million.
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
Cash Flows from Financing Activities
Cash provided by financing activities of $81.2 million for the year ended December 31, 2025 was due to $57.3 million in proceeds from the issuance of common stock upon exercises of stock options and $23.9 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
Interest Rate Risk
As of December 31, 2025, we had $2,054.0 million of cash, cash equivalents, and marketable securities in a variety of securities including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis points relative change in interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities as of December 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
To reduce the impact of foreign currency fluctuations, we established a hedging program. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, and Note 5, Derivative Instruments and Hedging, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Confluent, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Confluent, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Development of Standalone Selling Price and Allocation of the Transaction Price to Performance Obligations
As described in Notes 2 and 10 to the consolidated financial statements, subscription revenue was $1,119.7 million for the year ended December 31, 2025. The Company’s contracts with customers often contain multiple performance obligations. For these contracts, management allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. SSP is established based on multiple factors, including prices at which the Company separately sells standalone subscriptions and services. In cases where directly observable standalone sales are not available, such as when license and post contract support are not sold on a standalone basis, management establishes the SSP by using information such as the historical selling price of performance obligations in similar transactions, market conditions, and the Company’s pricing practices, which can require significant judgment and are subject to change based on continuous reevaluation. There may be more than one SSP for individual subscriptions and services due to the stratification of subscription support tiers and services. Management also considers if there are any additional material rights inherent in a contract, and if so, allocates revenue to the material right as a performance obligation.
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
February 11, 2026
We have served as the Company’s auditor since 2018.

Confluent, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$347,210	$385,980
Marketable securities	1,706,762	1,524,583
Accounts receivable, net	390,752	314,306
Deferred contract acquisition costs	54,545	47,271
Prepaid expenses and other current assets	107,744	79,179
Total current assets	2,607,013	2,351,319
Property and equipment, net	93,179	78,680
Operating lease right-of-use assets	4,936	8,818
Goodwill	164,406	164,406
Intangible assets, net	6,054	7,924
Deferred contract acquisition costs, non-current	77,737	71,468
Other assets, non-current	31,945	12,296
Total assets	$2,985,270	$2,694,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,708	$7,531
Accrued expenses and other liabilities	182,735	194,250
Operating lease liabilities	8,178	8,694
Deferred revenue	468,984	378,771
Total current liabilities	680,605	589,246
Operating lease liabilities, non-current	1,205	9,138
Deferred revenue, non-current	29,655	30,430
Convertible senior notes, net	1,095,988	1,092,149
Other liabilities, non-current	8,678	12,722
Total liabilities	1,816,131	1,733,685
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A common stock, par value of $0.00001 per share; 1,000,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 307,155,118 and 271,787,370 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3	2
Class B common stock, par value of $0.00001 per share; 500,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 48,982,935 and 61,097,976 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	3,447,970	2,953,080
Accumulated other comprehensive income (loss)	5,656	(2,641)
Accumulated deficit	(2,284,491)	(1,989,216)
Total stockholders’ equity	1,169,139	961,226
Total liabilities and stockholders’ equity	$2,985,270	$2,694,911
See accompanying notes to the consolidated financial statements.

Confluent, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Subscription	$1,119,724	$922,091	$729,112
Services	47,024	41,551	47,840
Total revenue	1,166,748	963,642	776,952
Cost of revenue:
Subscription	245,355	208,600	176,004
Services	54,554	48,870	53,666
Total cost of revenue	299,909	257,470	229,670
Gross profit	866,839	706,172	547,282
Operating expenses:
Research and development	481,706	421,237	348,752
Sales and marketing	592,519	547,379	504,929
General and administrative	172,716	156,703	137,520
Restructuring and other related charges	—	—	34,854
Total operating expenses	1,246,941	1,125,319	1,026,055
Operating loss	(380,102)	(419,147)	(478,773)
Other income, net	79,414	84,486	72,099
Loss before income taxes	(300,688)	(334,661)	(406,674)
(Benefit from) provision for income taxes	(5,413)	10,404	36,072
Net loss	$(295,275)	$(345,065)	$(442,746)
Net loss per share, basic and diluted	$(0.86)	$(1.07)	$(1.47)
Weighted-average shares used to compute net loss per share, basic and diluted	343,800	321,863	300,727
See accompanying notes to the consolidated financial statements.

Confluent, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(295,275)	$(345,065)	$(442,746)
Other comprehensive income (loss), net of tax:
Net unrealized gain on marketable securities	2,195	2,569	9,099
Net unrealized gain (loss) on derivative instruments	6,102	(6,480)	1,627
Other comprehensive income (loss), net of tax	8,297	(3,911)	10,726
Total comprehensive loss	$(286,978)	$(348,976)	$(432,020)
See accompanying notes to the consolidated financial statements.

Confluent, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 1, 2023	289,384	$3	$1,980,335	$(9,456)	$(1,201,405)	$769,477
Repurchases of unvested common stock	(35)	—	—	—	—	—
Vesting of early exercised options	—	—	2,834	—	—	2,834
Issuance of common stock upon exercise of vested options	11,455	—	73,640	—	—	73,640
Vesting of restricted stock units	9,486	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,222	—	28,708	—	—	28,708
Stock-based compensation	—	—	367,776	—	—	367,776
Other comprehensive income, net of tax	—	—	—	10,726	—	10,726
Net loss	—	—	—	—	(442,746)	(442,746)
Balances as of December 31, 2023	311,512	3	2,453,293	1,270	(1,644,151)	810,415
Vesting of early exercised options	—	—	1,215	—	—	1,215
Issuance of common stock upon exercise of vested options	7,454	—	56,409	—	—	56,409
Vesting of restricted stock units	12,236	—	—	—	—	—
Issuance of common stock in connection with a business combination	132	—	2,642	—	—	2,642
Issuance of common stock in connection with a business combination subject to future vesting	397	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,154	—	23,970	—	—	23,970
Stock-based compensation	—	—	415,551	—	—	415,551
Other comprehensive loss, net of tax	—	—	—	(3,911)	—	(3,911)
Net loss	—	—	—	—	(345,065)	(345,065)
Balances as of December 31, 2024	332,885	3	2,953,080	(2,641)	(1,989,216)	961,226
Vesting of early exercised options	—	—	126	—	—	126
Issuance of common stock upon exercise of vested options	7,877	—	56,891	—	—	56,891
Vesting of restricted stock units	13,954	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	1,422	—	23,926	—	—	23,926
Stock-based compensation	—	—	413,948	—	—	413,948
Other comprehensive income, net of tax	—	—	—	8,297	—	8,297
Net loss	—	—	—	—	(295,275)	(295,275)
Balances as of December 31, 2025	356,138	$4	$3,447,970	$5,656	$(2,284,491)	$1,169,139
See accompanying notes to the consolidated financial statements.

Confluent, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(295,275)	$(345,065)	$(442,746)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	29,556	22,089	13,910
Net accretion of discounts on marketable securities	(22,300)	(37,766)	(42,505)
Amortization of debt issuance costs	3,839	3,836	3,813
Amortization of deferred contract acquisition costs	58,310	54,258	45,888
Non-cash operating lease costs	4,300	3,966	3,992
Lease abandonment charges	—	—	15,667
Stock-based compensation, net of amounts capitalized	397,325	395,660	349,833
Deferred income taxes	(18,699)	277	1,889
Other	5,686	3,370	2,358
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(79,718)	(86,562)	(53,593)
Deferred contract acquisition costs	(71,853)	(53,246)	(61,354)
Prepaid expenses and other assets	(25,394)	844	(10,387)
Accounts payable	13,466	127	(14,452)
Accrued expenses and other liabilities	(15,512)	25,639	61,333
Operating lease liabilities	(8,894)	(10,140)	(7,479)
Deferred revenue	89,437	56,173	30,176
Net cash provided by (used in) operating activities	64,274	33,460	(103,657)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of internal-use software costs	(22,558)	(21,404)	(17,845)
Purchases of marketable securities	(1,638,898)	(1,539,716)	(1,586,693)
Sales of marketable securities	6,144	15,311	—
Maturities of marketable securities	1,474,654	1,591,164	1,578,323
Purchases of investments in privately-held companies	(750)	(2,250)	—
Purchases of property and equipment	(3,597)	(2,567)	(2,834)
Cash paid for business combinations, net of cash acquired	—	(115,516)	(55,802)
Net cash used in investing activities	(185,005)	(74,978)	(84,851)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of vested options	57,260	55,836	$73,919
Repurchases of unvested common stock	—	—	(255)
Proceeds from issuance of common stock under employee stock purchase plan	23,926	23,970	28,708
Net cash provided by financing activities	81,186	79,806	102,372
Effect of exchange rate changes on cash and cash equivalents	775	(2,069)	116
Net (decrease) increase in cash and cash equivalents	(38,770)	36,219	(86,020)
Cash and cash equivalents at beginning of period	385,980	349,761	435,781
Cash and cash equivalents at end of period	$347,210	$385,980	$349,761

Supplementary cash flow disclosures:
Cash paid for:
Income taxes	$15,711	$11,706	$8,053
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$16,623	$19,891	$17,943
Issuance of common stock in connection with a business combination	$—	$2,642	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,722	$—
Vesting of early exercised stock options	$126	$1,215	$2,834
See accompanying notes to the consolidated financial statements.

Confluent, Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Confluent, Inc. (“Confluent” or the “Company”) provides a Data Streaming Platform that enables customers to connect their applications, systems, and data layers and can be deployed as a fully-managed cloud-native software-as-a-service (“SaaS”) offering, Confluent Cloud, as self-managed offerings, Confluent Platform and Confluent Private Cloud, or as a Bring Your Own Cloud (“BYOC”) managed service offering where the raw data resides inside a customer’s own cloud environment, Confluent WarpStream. Confluent also offers professional services and education services. The Company was incorporated in the state of Delaware in September 2014 and is headquartered in California with various other global office locations.
Proposed Transaction with IBM
On December 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation (“IBM”) and Corvo Merger Sub, Inc., a wholly owned subsidiary of IBM (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Confluent (the “Merger”), with Confluent continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of IBM. The Merger is expected to be completed by the middle of 2026, subject to the satisfaction or waiver of the closing conditions in the Merger Agreement.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Confluent’s Class A common stock and Class B common stock issued and outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will automatically be canceled and converted into the right to receive $31.00 in cash, without interest and subject to applicable withholding taxes.
Completion of the Merger is subject to customary conditions, including the adoption of the Merger Agreement by Confluent’s stockholders; the satisfaction of certain domestic and foreign regulatory approvals; the absence of an order or law preventing or materially restraining the consummation of the Merger; the accuracy of the representations and warranties of the parties made in the Merger Agreement, subject to applicable materiality qualifiers; the performance by each party of its covenants and agreements set forth in the Merger Agreement in all material respects; and no Material Adverse Effect (as defined in the Merger Agreement) having occurred with respect to Confluent, the existence or consequences of which are continuing.
The Merger Agreement includes certain customary termination rights for the Company and IBM. Upon termination of the Merger Agreement in certain circumstances, the Company will be required to pay IBM a termination fee of $453.6 million.
The Company incurred $12.5 million of transaction costs associated with the proposed Merger during the year ended December 31, 2025, which were recorded as general and administrative expenses in the consolidated statements of operations.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Functional Currency
The reporting currency of the Company is the U.S. dollar. The U.S. dollar is the functional currency for all subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date, and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. Net foreign exchange losses were not material for the years ended December 31, 2025, 2024, and 2023.
Cash and Cash Equivalents
The Company considers all highly liquid investments, including money market funds, corporate notes and bonds, commercial paper, U.S. agency obligations, U.S. treasury securities, and time deposits with remaining maturities at the date of purchase of three months or less, to be cash equivalents.
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
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
•Level 1 Inputs: Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2 Inputs: Observable inputs other than quoted prices included in Level 1, such as quoted prices in less active markets or model-derived valuations that are observable either directly or indirectly.
•Level 3 Inputs: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, derivative instruments, and convertible senior notes. Cash equivalents and marketable securities are recorded at fair value. Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. See Note 4, Fair Value of Financial Instruments, for further details regarding the fair value of the Company’s derivative instruments and convertible senior notes.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable on the consolidated balance sheets consists of trade accounts receivable and unbilled receivables, net of an allowance for expected credit losses. Trade accounts receivable are stated at the invoiced amount and consist of amounts currently due from customers. Unbilled receivables represent revenue recognized in excess of invoiced amounts for the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer, such that only the passage of time is required before payment of consideration is due. The unbilled receivables balance was $210.1 million and $130.7 million as of December 31, 2025 and 2024, respectively.
Accounts receivable are reduced by an allowance for expected credit losses. The allowance for expected credits losses represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including the age of the receivable balance, past collection experience with the customer, historical write-off experience, credit quality of the customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts receivable deemed uncollectible are written off against the allowance for expected credit losses when identified and the Company no longer actively pursues collection of the receivable. The Company’s allowance for expected credit losses was not material as of December 31, 2025 and 2024. Additions to and write-offs against the allowance for expected credit losses were not material for the years ended December 31, 2025, 2024, and 2023.

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
No customer represented 10% or greater of total revenue for the years ended December 31, 2025, 2024, and 2023. No customer represented 10% or greater of gross accounts receivable as of December 31, 2025 and 2024.
Deferred Contract Acquisition Costs
The Company capitalizes incremental costs of obtaining a contract with a customer if such costs are recoverable. Such costs primarily consist of sales commissions earned by the Company’s sales force and the associated payroll taxes. Sales commissions for new revenue contracts are deferred and then amortized over an estimated period of benefit, which the Company has determined to be one to five years. To determine the period of benefit, the Company has considered its technology development cycle, the cadence of software releases, the nature of its customer contracts, the duration of customer relationships, and the expected renewal period. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts) are deferred and then amortized over the renewal contract term.
Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the consolidated statements of operations. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the years ended December 31, 2025, 2024, and 2023.

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
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized within property and equipment, net on the consolidated balance sheets. Amortization is computed using the straight-line method over the estimated useful life of the capitalized software asset, which is generally three to five years. The amortization of internal-use software costs is included in cost of revenue in the consolidated statements of operations. The Company evaluates the useful life of these assets on a periodic basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company did not recognize any impairment of capitalized internal-use software costs during the years ended December 31, 2025, 2024, and 2023.
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
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the consolidated financial statements and any resulting gain or loss is reflected in the consolidated statements of operations. There were no material gains or losses incurred as a result of retirement or sale during the years ended December 31, 2025, 2024, and 2023.
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
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment, operating lease right-of-use assets, and acquired intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the undiscounted future cash flows the assets are expected to generate. If the carrying amount exceeds the undiscounted future cash flows, the carrying amount of such assets is reduced to fair value. There were no impairment charges related to long-lived assets during the years ended December 31, 2025, 2024, and 2023.
Goodwill is not amortized but rather tested for impairment at least annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. There were no goodwill impairment charges during years ended December 31, 2025, 2024, and 2023.
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

Revenue Recognition
The Company generates revenue from the sale of subscriptions and services. Subscription revenue consists of subscriptions to Confluent Cloud, Confluent Platform, Confluent Private Cloud, and Confluent WarpStream. Confluent Cloud and Confluent WarpStream customers may purchase subscriptions either without a commitment contract on a month-to-month basis, which the Company refers to as pay-as-you-go, or under a usage-based commitment contract of at least one year in duration, in which customers commit to specified per-usage rates. Revenue from the Company’s pay-as-you-go and Confluent WarpStream arrangements were immaterial portions of subscription revenue during the years ended December 31, 2025, 2024, and 2023. The Company primarily enters into subscription contracts with one to three year terms, and subscription contracts are generally non-cancelable and non-refundable. Services revenue consists of revenue from professional services and education services. The Company generates sales of its subscriptions and services through its sales teams, self-service channel, and partner ecosystem, including the major cloud provider marketplaces.
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
(i)identification of the contract with a customer
The Company generally contracts with customers through order forms, which are governed by master sales agreements, and through cloud provider marketplaces. The Company determines that it has a contract with a customer when the contract is approved, each party’s rights regarding the subscriptions or services to be transferred and the payment terms for the services can be identified, the Company has determined the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, financial, or other information pertaining to the customer.
When a contract is entered into, the Company evaluates whether the contract is part of a larger arrangement and should be accounted for with other contracts and whether the combined or single contract includes more than one performance obligation.
(ii)identification of the performance obligations in the contract
Performance obligations are identified based on the subscriptions and services that will be transferred to the customer that are both (1) capable of being distinct, whereby the customer can benefit from the subscriptions or services either on their own or together with other resources that are readily available from third parties or from the Company, and (2) distinct in the context of the contract, whereby the transfer of the subscriptions and services is separately identifiable from other promises in the contract. Where applicable, the Company also identifies material rights as performance obligations. To the extent a contract includes multiple promised subscriptions or services, the Company applies judgment to determine whether promised subscriptions or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, or if performance obligations follow the same pattern of recognition, the promised subscriptions or services are accounted for as a combined performance obligation. The Company has concluded that its contracts with customers do not contain warranties that give rise to a separate performance obligation.
(iii)measurement of the transaction price
The transaction price is the total amount of consideration the Company expects to be entitled to in exchange for the subscriptions and services in a contract. The transaction price in a usage-based SaaS contract is typically equal to the commitment in the contract, less any discounts provided. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The vast majority of Company’s contracts do not contain a material significant financing component.

(iv)allocation of the transaction price to the performance obligations;
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
(v)recognition of revenue when the Company satisfies each performance obligation;
The Company recognizes revenue at the time the related performance obligation is satisfied, in an amount that reflects the consideration it expects to be entitled to in exchange for those subscriptions or services. The Company records its revenue net of value added or sales tax, as well as any discounts.
Subscription Revenue
The Company’s subscription revenue includes revenue from Confluent Cloud and Confluent WarpStream for its usage-based commitment contracts and pay-as-you-go arrangements, which is recognized on a usage basis, as usage represents a direct measurement of the value transferred to the customer.
The Company’s subscription revenue also includes revenue from Confluent Platform and Confluent Private Cloud for term-based licenses sold in conjunction with post-contract customer support, maintenance, and upgrades, referred to together as PCS. The license provides the right to use licensed proprietary software features, which represents significant standalone functionality and is therefore deemed a distinct performance obligation. License revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the effective start date. Revenue from PCS is based on its continuous pattern of transfer to the customer and therefore is recognized ratably over the contract term.
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
Advertising Costs
Advertising costs are expensed as incurred or when the advertising first takes place, based on the nature of the advertising, and are recorded in sales and marketing expenses in the consolidated statements of operations. Advertising expense was $41.7 million, $31.5 million, and $27.7 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
Stock-Based Compensation
The Company records compensation expense in connection with all stock-based awards, including stock options and restricted stock units (“RSUs”) granted to employees and non-employees and stock purchase rights granted under the Employee Stock Purchase Plan (“ESPP”) to employees, based on the fair value of the awards granted. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and ESPP rights on the dates of grant. Calculating the fair value of stock options and ESPP rights using the Black-Scholes model requires certain highly subjective inputs and assumptions including the fair value of the underlying common stock, the expected term of the stock option or ESPP right, the expected volatility of the price of the Company’s common stock, the risk-free interest rate, and the expected dividend yield. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant.
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
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period, excluding unvested common stock that is subject to repurchase and unvested restricted common stock. Basic and diluted net loss per share were the same for the years ended December 31, 2025, 2024, and 2023, as the inclusion of all potentially dilutive shares was anti-dilutive due to the net loss reported for each period.
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
As of December 31, 2025 and 2024, substantially all of the Company’s long-lived assets, including property and equipment, net, and operating right-of-use assets were located in the United States. See Note 10, Revenue, for revenue disaggregated by geographic markets.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Income Taxes: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company adopted this guidance for the year ended December 31, 2025 on a prospective basis. See Note 12, Income Taxes, for further information.
Recent Accounting Pronouncements Not Yet Adopted
Income Statement —Reporting Comprehensive Income: In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosure about certain costs and expenses in the notes to the consolidated financial statements on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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
Derivatives and Hedging: In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which introduces five targeted improvements to better align hedge accounting with the economics of an entity’s risk management activities. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and should be applied on a prospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
Interim Reporting: In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. This ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
3. Marketable Securities
The following tables summarize the fair values of the Company’s marketable securities (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$713,351	$1,295	$(11)	$714,635
Corporate notes and bonds	493,944	2,067	(38)	495,973
U.S. agency obligations	314,381	571	(110)	314,842
Commercial paper	170,926	—	—	170,926
Time deposits	10,386	—	—	10,386
Total marketable securities	$1,702,988	$3,933	$(159)	$1,706,762

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$667,102	$1,022	$(473)	$667,651
Corporate notes and bonds	514,655	1,157	(199)	515,613
U.S. agency obligations	253,886	402	(353)	253,935
Commercial paper	80,357	21	—	80,378
Time deposits	7,006	—	—	7,006
Total marketable securities	$1,523,006	$2,602	$(1,025)	$1,524,583
The following tables summarize the fair values and unrealized losses of the Company’s marketable securities, classified by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$94,786	$(107)	$4,741	$(3)	$99,527	$(110)
Corporate notes and bonds	21,617	(38)	—	—	21,617	(38)
U.S. treasury securities	37,240	(11)	4,988	—	42,228	(11)
Total	$153,643	$(156)	$9,729	$(3)	$163,372	$(159)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$135,641	$(473)	$—	$—	$135,641	$(473)
U.S. agency obligations	114,378	(353)	—	—	114,378	(353)
Corporate notes and bonds	89,794	(191)	18,813	(8)	108,607	(199)
Total	$339,813	$(1,017)	$18,813	$(8)	$358,626	$(1,025)
For available-for-sale debt securities in an unrealized loss position, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The Company determined that the decline in fair value of these securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of December 31, 2025 and 2024. Realized gains and losses were not material for the years ended December 31, 2025, 2024, and 2023.
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Due within one year	$1,126,105	$1,128,039
Due after one year through five years	576,883	578,723
Total	$1,702,988	$1,706,762

4. Fair Value of Financial Instruments
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$261,532	$—	$261,532
U.S. treasury securities	—	25,790	25,790
Marketable securities:
U.S. treasury securities	—	714,635	714,635
Corporate notes and bonds	—	495,973	495,973
U.S. agency obligations	—	314,842	314,842
Commercial paper	—	170,926	170,926
Time deposits	—	10,386	10,386
Derivative instruments:
Foreign currency forward contracts	—	6,198	6,198
Total assets	$261,532	$1,738,750	$2,000,282
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$—	$2,580	$2,580
Total liabilities	$—	$2,580	$2,580

	December 31, 2024
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$326,576	$—	$326,576
U.S. treasury securities	—	11,489	11,489
Marketable securities:
U.S. treasury securities	—	667,651	667,651
Corporate notes and bonds	—	515,613	515,613
U.S. agency obligations	—	253,935	253,935
Commercial paper	—	80,378	80,378
Time deposits	—	7,006	7,006
Derivative instruments:
Foreign currency forward contracts	—	1,062	1,062
Total assets	$326,576	$1,537,134	$1,863,710
Liabilities:
Derivative instruments:
Foreign currency forward contracts	$—	$5,914	$5,914
Total liabilities	$—	$5,914	$5,914

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. treasury securities, corporate notes and bonds, U.S. agency obligations, commercial paper, time deposits, and foreign currency forward contracts within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. There were no transfers of financial instruments between valuation levels during the years ended December 31, 2025, 2024, and 2023.
As of December 31, 2025 and 2024, the total estimated fair value of the Company’s 0% convertible senior notes due 2027 was $1,070.0 million and $988.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8, Convertible Senior Notes, for further information on the Company’s convertible senior notes.
5. Derivative Instruments and Hedging
The following table summarizes the notional amounts of the Company’s derivative instruments (in thousands):

	December 31, 2025	December 31, 2024
Foreign currency forward contracts designated as hedging instruments	$170,944	$180,754
Foreign currency forward contracts not designated as hedging instruments	205,780	95,191
Total derivative instruments	$376,724	$275,945
The following table summarizes the fair value of the Company’s derivative instruments on the consolidated balance sheets (in thousands):

	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivative Assets:
Foreign currency forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$3,194	$205
Foreign currency forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	2,939	716
Foreign currency forward contracts designated as hedging instruments	Other assets, non-current	65	141
Total derivative assets		$6,198	$1,062
Derivative Liabilities:
Foreign currency forward contracts designated as hedging instruments	Accrued expenses and other liabilities	$1,294	$3,829
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other liabilities	1,235	1,368
Foreign currency forward contracts designated as hedging instruments	Other liabilities, non-current	51	717
Total derivative liabilities		$2,580	$5,914

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$(4,200)	$2,280	$653
Net gain (loss) recognized in other comprehensive income (loss), net of tax	8,412	(4,995)	3,035
Net gain reclassified from AOCI to earnings	(2,310)	(1,485)	(1,408)
Ending balance	$1,902	$(4,200)	$2,280
As of December 31, 2025, $1.9 million of net unrealized gains were included in the balance of accumulated other comprehensive income (loss) related to foreign currency forward contracts designated as hedging instruments. The Company expects to reclassify $1.9 million of net unrealized gains from accumulated other comprehensive income (loss) into earnings over the next 12 months.
The following table summarizes the effect of foreign currency forward contracts on the consolidated statements of operations (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Cost of revenue - subscription	$217	$213	$—	$—
Cost of revenue - services	221	118	—	—
Research and development	146	219	—	—
Sales and marketing	1,433	690	—	—
General and administrative	133	245	—	—
Other income (expense), net	—	—	4,337	(1,964)
Total gain (loss) recognized in earnings	$2,150	$1,485	$4,337	$(1,964)
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment were as follows (in thousands):

	December 31, 2025	December 31, 2024
Computers, equipment, and software	$14,084	$12,664
Furniture and fixtures	1,047	1,047
Leasehold improvements	416	416
Capitalized internal-use software costs	110,533	74,395
Construction in progress - capitalized internal-use software costs	35,303	33,731
Property and equipment, at cost	$161,383	$122,253
Less: Accumulated depreciation and amortization	(68,204)	(43,573)
Property and equipment, net	$93,179	$78,680
Depreciation and amortization expense was $27.9 million, $19.7 million, and $13.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and benefits	$41,500	$76,308
Accrued income taxes	30,650	27,313
Accrued commissions	30,338	22,735
Accrued expenses	28,086	17,771
Employee contributions under employee stock purchase plan	14,870	12,606
Accrued payroll taxes	14,332	15,940
Other liabilities	22,959	21,577
Total accrued expenses and other liabilities	$182,735	$194,250
7. Business Combinations, Goodwill, and Intangible Assets
Business Combinations
In September 2024, the Company acquired all outstanding shares of WarpStream Labs, Inc. (“WarpStream Labs”), an Apache Kafka-compatible data streaming platform. The Company acquired WarpStream Labs primarily for its talent and to add WarpStream Labs’ BYOC data streaming solution to the Company’s product portfolio to serve customers who want a cloud-native streaming offering in their own cloud environment.
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
The Company also entered into holdback agreements with certain employees of WarpStream Labs, pursuant to which the Company issued $7.9 million in restricted Class A common stock and will pay up to an aggregate of $76.2 million in cash. The vesting and payout of the restricted common stock and holdback cash is subject to continued employment over three years and achievement of certain milestones, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. The Company deposited $8.6 million of the holdback cash into an escrow account upon closing of the acquisition, and the Company recorded this amount within prepaid expenses and other current assets on the consolidated balance sheets. Total compensation expense related to the holdback agreements was $29.8 million and $9.5 million for the years ended December 31, 2025 and 2024, respectively. See Note 11, Stockholders’ Equity, for further information.
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
The Company also entered into holdback agreements with certain employees of Immerok, pursuant to which the Company could pay up to an aggregate of $52.3 million in cash. The vesting and payout of the holdback is subject to continued employment and achievement of certain milestones over a minimum of three years, and is recorded as post-combination compensation expense within operating expenses over the requisite service period for accounting purposes. Compensation expense related to the holdback agreements was $4.3 million, $17.4 million, and $17.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Transaction costs associated with each of the business combinations above were not material during the years ended December 31, 2025, 2024, and 2023 and were recorded as general and administrative expenses in the consolidated statements of operations. From the respective dates of acquisition, the results of operations of the business combinations included in the Company’s consolidated financial statements were not material. Pro forma results of operations have not been presented because they were not material to the consolidated results of operations.
Goodwill
There were no additions to goodwill during the year ended December 31, 2025. Additions to goodwill were $112.4 million during the year ended December 31, 2024. Goodwill as of December 31, 2025 and 2024 was $164.4 million.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	December 31, 2025
	Gross	Accumulated Amortization	Net
Developed technology	$10,856	$(4,802)	$6,054
Total	$10,856	$(4,802)	$6,054

	December 31, 2024
	Gross	Accumulated Amortization	Net
Developed technology	$10,856	$(2,932)	$7,924
Total	$10,856	$(2,932)	$7,924
Amortization expense was not material for the years ended December 31, 2025 and 2023, and $2.4 million for the year ended December 31, 2024.
As of December 31, 2025, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amount
2026	$1,870
2027	1,870
2028	1,374
2029	940
Total	$6,054
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
If the Company undergoes a fundamental change as defined in the Indenture governing the notes, subject to certain terms and conditions, the holders of the 2027 Notes will have the right, at their option, to require the Company to repurchase for cash all or any portion of their notes in principal amounts of $1,000 or integral multiples thereof. The fundamental change repurchase price is equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. If the Merger with IBM is consummated, the Company expects that it will constitute a fundamental change under the Indenture.
During the year ended December 31, 2025, the conditions allowing holders of the 2027 Notes to convert have not been met. The 2027 Notes were therefore not convertible and were classified as long-term debt on the Company’s consolidated balance sheets as of December 31, 2025 and 2024.

The Company incurred $19.5 million of debt issuance costs related to the 2027 Notes. These costs are amortized to interest expense included within other income (expense), net on the consolidated statements of operations over the contractual term of the 2027 Notes at an effective interest rate of 0.35%. Amortization of debt issuance costs was $3.8 million for each of the years ended December 31, 2025, 2024, and 2023.
The net carrying amount of the 2027 Notes was as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal	$1,100,000	$1,100,000
Unamortized debt issuance costs	(4,012)	(7,851)
Net carrying amount	$1,095,988	$1,092,149
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
9. Commitments and Contingencies
Leases
The Company has entered into non-cancelable operating leases, primarily for the rent of office space expiring at various dates through 2037. Certain lease agreements contain an option for the Company to renew the lease or an option to terminate the lease early. The Company considers these options in determining the lease term and minimum lease payments on a lease-by-lease basis. None of the Company’s lease agreements contain any material non-lease components, material residual value guarantees, or material restrictive covenants.
In 2019, the Company was issued a letter of credit of $8.2 million for its office space in Mountain View, California. In 2024, the letter of credit was reduced to $6.5 million. No draws have been made under the letter of credit as of December 31, 2025 and 2024.
For the years ended December 31, 2025, 2024, and 2023, lease expense of $4.9 million, $4.9 million, and $20.9 million is included in operating expenses in the consolidated statements of operations, respectively. The Company did not have any material variable lease costs or short-term lease costs for the years ended December 31, 2025, 2024, and 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $9.6 million, $11.1 million, and $8.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025 and 2024, the weighted-average remaining lease term of the Company’s operating leases was 1.2 years and 2.0 years, respectively. As of December 31, 2025 and 2024, the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.9% and 4.7%, respectively.

The Company’s future minimum lease payments under non-cancelable operating leases as of December 31, 2025 were as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2026	$8,413
2027	757
2028	419
2029	105
Total minimum lease payments	9,694
Less: Imputed interest	(311)
Present value of future minimum lease payments	$9,383
In November 2025, the Company entered into an operating lease agreement for office space in Burlingame, California to replace its existing headquarters lease. The lease term begins in September 2026 and expires in June 2037. The total minimum obligation under the lease agreement is $37.0 million, which excludes variable operating expenses, and is excluded from the future minimum lease payments disclosed above. The Company will recognize the related right-of-use asset and lease liability on the consolidated balance sheet upon taking possession of the premises.
Purchase Obligations
As of December 31, 2025, future payments under non-cancelable purchase obligations, primarily related to third-party cloud infrastructure agreements under which the Company is granted access to use certain cloud services, were as follows (in thousands):

Year Ending December 31,	Purchase Obligations
2026	$236,467
2027	185,979
2028	30,449
2029	1,435
2030	—
Total	$454,330
IBM Merger Contingencies
In connection with the proposed Merger with IBM, the Company expects to incur an additional liability of approximately $82.9 million upon the closing, which primarily represents transaction fees that are contingent upon the consummation of the Merger.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. As of December 31, 2025 and 2024, the Company is not aware of any matters that would individually or taken together have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Indemnification
The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, and certain third-party vendors. Under these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party resulting from certain Company activities. The terms of these indemnification agreements are generally perpetual and the maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of December 31, 2025 and 2024, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintained commercial general liability insurance and product liability insurance during the years ended December 31, 2025, 2024, and 2023 to offset certain of the Company’s potential liabilities under these indemnification provisions.
The Company also indemnifies certain of its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of December 31, 2025 and 2024, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.
10. Revenue
Disaggregation of Revenue
The following table sets forth revenue disaggregated by geographic markets based on the location of the customer and by subscription and service categories (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
Geographic markets:
United States	$665,315	57%	$576,760	60%	$464,857	60%
International	501,433	43%	386,882	40%	312,095	40%
Total revenue	$1,166,748	100%	$963,642	100%	$776,952	100%
Subscriptions and services:
Confluent Platform - License(1)	$131,917	11%	$97,360	10%	$84,025	11%
Confluent Platform - PCS(1)	364,174	31%	332,860	35%	296,245	38%
Confluent Cloud(2)	623,633	54%	491,871	51%	348,842	45%
Subscription	1,119,724	96%	922,091	96%	729,112	94%
Services	47,024	4%	41,551	4%	47,840	6%
Total revenue	$1,166,748	100%	$963,642	100%	$776,952	100%
(1)Includes revenue from Confluent Private Cloud, which was not material for the year ended December 31, 2025
(2)Includes revenue from Confluent WarpStream since the date of acquisition, which was not material for the years ended December 31, 2025 and 2024
Other than the United States, no individual country represented 10% or more of total revenue during the years ended December 31, 2025, 2024, and 2023.
Remaining Performance Obligations (“RPO”)
RPO represent the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. RPO exclude pay-as-you-go arrangements. As of December 31, 2025, the Company’s RPO was $1,459.7 million, approximately 57% of which is expected to be recognized as revenue over the next 12 months and the substantial majority of the remainder in the next 13 to 36 months. Actual amounts or timing of revenue recognized may differ due to subsequent contract modifications.

Deferred Revenue
Deferred revenue, including current and non-current balances as of December 31, 2025 and 2024, was $498.6 million and $409.2 million, respectively. For the years ended December 31, 2025, 2024, and 2023, revenue recognized from deferred revenue at the beginning of each year was $350.7 million, $331.2 million, and $285.6 million, respectively.
Deferred Contract Acquisition Costs
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$118,739	$119,752
Capitalization of contract acquisition costs	71,853	53,245
Amortization of deferred contract acquisition costs	(58,310)	(54,258)
Ending balance	$132,282	$118,739
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

Common Stock Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance (in thousands):

	December 31, 2025	December 31, 2024
2014 Stock Plan:
Options outstanding	15,095	23,143
Restricted stock units outstanding	—	278
2021 Equity Incentive Plan:
Options outstanding	23	23
Restricted stock units outstanding	18,436	20,278
Remaining shares available for future issuance	49,260	44,280
2021 Employee Stock Purchase Plan	12,067	10,138
Total	94,881	98,140
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

The 2021 ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first trading day of a new purchase period is lower than the fair market value on the offering date, that offering period will terminate and participants will be automatically enrolled in a new 12-month offering period. Rollovers are accounted for as a modification to the original offering and result in incremental stock-based compensation expense to be recognized over the remaining requisite service period. ESPP rollovers occurred in February 2023, August 2024, and August 2025. The incremental stock-based compensation expense was $4.3 million for the August 2024 rollover, and immaterial for both the February 2023 and August 2025 rollovers.
Pursuant to the terms of the Merger Agreement with IBM, the Company is not providing any new offering periods under the 2021 ESPP after December 7, 2025.
Stock Options
The following table summarizes stock option activity under the 2014 Plan and the 2021 Plan:

	Stock Options Outstanding
	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	23,166	$7.97	4.95	$463,750
Stock options exercised	(7,877)	$7.22
Stock options forfeited or expired	(171)	$17.58
Balance as of December 31, 2025	15,118	$8.25	3.93	$333,039
Vested and expected to vest as of December 31, 2025	15,118	$8.25	3.93	$333,039
Vested and exercisable as of December 31, 2025	15,118	$8.25	3.93	$333,039
Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $156.8 million, $153.1 million, and $241.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. No options were granted during the years ended December 31, 2025, 2024, and 2023. The total grant-date fair value of stock options vested was $8.8 million, $44.8 million, and $62.8 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Early Exercised Options
All stock option holders have the right to exercise unvested options, which are subject to a repurchase right held by the Company at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder. As of December 31, 2024, there were 8,173 shares that had been early exercised and were subject to repurchase. The proceeds related to early exercised options are recorded as liabilities within accrued expenses and other liabilities and other liabilities, non-current on the consolidated balance sheets until the options vest, at which point they are reclassified to equity. As of December 31, 2024, the liability for early exercised options subject to repurchase was not material. As of December 31, 2025, there were no early exercised options subject to repurchase.
Shares issued for early exercised options are included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest.

RSUs
The following table summarizes RSU activity under the 2014 Plan and the 2021 Plan:

	RSUs Outstanding
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2024	20,556	$26.97
RSUs granted	16,146	$25.08
RSUs vested	(13,954)	$27.31
RSUs forfeited or cancelled	(4,312)	$27.64
Unvested balance as of December 31, 2025	18,436	$24.90
The total grant-date fair value of RSUs vested was $381.1 million, $348.5 million, and $281.5 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Restricted Common Stock
In September 2024, in connection with the WarpStream Labs business combination discussed in Note 7, Business Combinations, Goodwill, and Intangible Assets, the Company issued 397,436 shares of Class A common stock to certain employees of WarpStream Labs. These shares are subject to holdback arrangements, pursuant to which the vesting is subject to continued employment over three years and achievement of certain milestones. The $7.9 million fair value of these shares is accounted for as post-combination stock-based compensation expense using the accelerated attribution method over the requisite service period when it is probable the performance-based vesting condition will be achieved. As of December 31, 2025 and 2024, 264,958 and 397,436 shares remained unvested, respectively.
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
Expected Volatility: Prior to July 2023, the expected volatility was derived from the average historical stock volatilities of public companies within the Company’s industry that it considers to be comparable to its business, over a period equivalent to the expected term of the stock options, since the Company did not have a sufficient trading history of its common stock. Beginning in July 2023, the Company used a weighted average volatility of its Class A common stock and the stocks of public companies within the Company’s industry to develop its expected volatility assumption. Beginning January 2025, the Company began using the average volatility of its Class A common stock to develop its expected volatility assumption.

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
The fair value of employee stock purchase rights for offerings under the 2021 ESPP were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	0.49 - 0.99	0.50 - 1.00	0.49 - 1.00
Expected volatility	54.4% - 84.5%	51.3% - 71.2%	58.5% - 79.7%
Risk-free interest rate	3.9% - 4.3%	4.5% - 5.3%	5.0% - 5.5%
Expected dividend yield	0%	0%	0%
Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue - subscription	$26,850	$27,133	$25,620
Cost of revenue - services	6,659	9,306	11,096
Research and development	187,147	166,468	139,809
Sales and marketing	123,135	134,015	124,568
General and administrative	53,534	58,738	48,740
Stock-based compensation, net of amounts capitalized	$397,325	$395,660	$349,833
Capitalized stock-based compensation	16,623	19,891	17,943
Total stock-based compensation	$413,948	$415,551	$367,776
As of December 31, 2025, there was $392.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.5 years.
12. Income Taxes
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(334,547)	$(357,558)	$(428,346)
Foreign	33,859	22,897	21,672
Loss before income taxes	$(300,688)	$(334,661)	$(406,674)

The components of (benefit from) provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$(671)	$646	$—
State	200	536	371
Foreign	13,757	9,938	33,812
Total	13,286	11,120	34,183
Deferred
Federal	20	(807)	2
State	5	(164)	1
Foreign	(18,724)	255	1,886
Total	(18,699)	(716)	1,889
(Benefit from) provision for income taxes	$(5,413)	$10,404	$36,072
During the year ended December 31, 2025, the Company adopted ASU 2023-09 on a prospective basis to enhance the income taxes disclosures regarding the rate reconciliation and income taxes paid. The following tables provide the updated requirements of ASU 2023-09 for the year ended December 31, 2025. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional details on the adoption of ASU 2023-09.
The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year Ended December 31, 2025
Loss before income taxes	$(300,688)
U.S. federal statutory tax rate	(63,145)	21.0%
State and local income taxes, net of federal income tax effect(1)	172	(0.1)
Foreign tax effects
United Kingdom
Change in valuation allowance	(18,006)	6.0
Other	(1,676)	0.6
Other foreign jurisdictions	7,956	(2.7)
Tax credits
Research and development credits	(12,055)	4.0
Change in valuation allowance	59,899	(19.9)
Nontaxable or nondeductible items
Stock-based compensation expense	13,624	(4.5)
Acquisition-related costs	6,260	(2.1)
Other	1,558	(0.5)
Effective tax rate	$(5,413)	1.8%
(1) The state that contributes to the majority (greater than 50%) of the tax effect in this category is Texas.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the Company’s effective tax rate substantially differed from the federal statutory tax rate of 21% partially due to the election to waive certain deductions subject to the Base Erosion and Anti-Abuse Tax (“BEAT”), and the completed intra-group transfer of acquired intellectual property related to the acquisition of immerok GmbH. The reconciliation of the income tax benefit computed at the federal statutory tax rate to the Company’s provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income tax benefit computed at federal statutory rate	$(70,279)	$(85,401)
Foreign rate differential	5,539	2,107
Stock-based compensation expense	4,897	88
Change in valuation allowance	69,814	97,923
Research and development credits	(17,895)	(13,049)
Intra-group transfer of acquired intellectual property	—	26,358
BEAT waiver election	13,125	—
Non-deductible expenses	5,662	4,495
Other	(459)	3,551
Provision for income taxes	$10,404	$36,072
The income taxes paid by the Company are as follows (in thousands):

Year Ended December 31, 2025
Federal	$—
State	909
Foreign
Germany	3,844
India	3,611
Singapore	1,764
Saudi Arabia	881
Other	4,702
Total foreign income taxes paid	14,802
Total income taxes paid	$15,711

The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$394,935	$356,996
Capitalized research and development costs	204,136	187,955
Tax credit carryforwards	97,595	87,616
Intangible assets	37,633	37,729
Stock-based compensation expense	17,746	26,314
Accruals and reserves	7,119	13,465
Other	20,960	12,345
Total deferred tax assets	780,124	722,420
Less: Valuation allowance	(706,349)	(671,718)
Deferred tax assets, net of valuation allowance	73,775	50,702
Deferred tax liabilities:
Deferred contract acquisition costs	(30,320)	(28,152)
Property and equipment	(20,589)	(17,912)
Other	(5,618)	(6,090)
Total deferred tax liabilities	(56,527)	(52,154)
Net deferred tax assets (liabilities)	$17,248	$(1,452)
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025, the Company achieved cumulative U.K. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded it is more likely than not that its U.K. deferred tax assets will be realizable and released $18.0 million of the valuation allowance during the year ended December 31, 2025.
Due to historical losses in the United States, the Company continues to maintain a full valuation allowance on its U.S. deferred tax assets. The U.S. valuation allowance was $706.3 million as of December 31, 2025 and increased by $51.8 million during the year ended December 31, 2025 primarily due to increased capitalized research and development costs, tax credit carryforwards, and capitalized intangible asset costs. The Company will release the valuation allowance when there is sufficient positive evidence to support the conclusion that it is more likely than not the U.S. deferred tax assets will be realized.
As of December 31, 2025, the Company has accrued $3.3 million of deferred foreign withholding taxes on amounts of non-U.S. earnings that the Company plans to repatriate. For the non-U.S. earnings the Company intends to indefinitely reinvest, the estimated amount of any incremental tax associated with such earnings is immaterial.
As of December 31, 2025, the Company had $1,588.8 million of federal net operating loss carryforwards and $812.6 million of state net operating loss carryforwards. The vast majority of the federal net operating loss carryforwards can be carried forward indefinitely, but are limited to 80% of annual taxable income. The state net operating loss carryforwards will begin to expire in 2026.
As of December 31, 2025, the Company had U.S. federal and state research tax credit carryforwards of $102.6 million and $45.0 million, respectively. The U.S. federal research tax credit carryforwards will begin to expire in 2036. The California research tax credit carryforwards can be carried forward indefinitely, while the research tax credit carryforwards for other states will begin to expire in 2026.

As of December 31, 2025, the Company had $60.5 million of foreign net operating loss carryforwards. These foreign net operating loss carryforwards have an indefinite life and do not expire.
Under Section 382 of the Internal Revenue Code of 1986, as amended, and similar provisions of state law, utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to an ownership change. As of December 31, 2025, the Company assessed that its net operating loss and tax credit carryforwards will not expire solely due to Section 382 limitations.
A reconciliation of the beginning and ending balances of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$38,118	$27,309	$18,914
Gross increase for prior year tax positions	36	280	439
Gross decrease for prior year tax positions	(1,651)	(252)	(5)
Gross increase for current year tax positions	7,833	10,781	7,961
Ending balance	$44,336	$38,118	$27,309
As of December 31, 2025, the total amount of unrecognized tax benefits, if recognized, would not affect the Company’s effective tax rate due to the existence of carryforwards and the valuation allowance in the United States and applicable U.S. state jurisdictions.
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
The Company recognizes interest and penalties related to uncertain tax positions in benefit from income taxes in the consolidated statements of operations. There were no interest and penalties associated with unrecognized income tax benefits for the years ended December 31, 2025, 2024, and 2023.
The Company’s tax years from inception in 2014 through December 31, 2025 remain subject to examination by various jurisdictions.
On July 4, 2025, the One Big Beautiful Bill (“OBBBA”) was signed into law. The OBBBA includes a broad range of U.S. tax reform measures, including, among other provisions, the immediate expensing of U.S. research and development expenditures. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on its consolidated financial statements.
13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(295,275)	$(345,065)	$(442,746)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	343,800	321,863	300,727
Net loss per share, basic and diluted	$(0.86)	$(1.07)	$(1.47)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to the Company’s Class A and Class B common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Stock options	15,118	23,166	31,135
Unvested restricted common stock and early exercised stock options	265	406	135
RSUs	18,436	20,556	23,692
ESPP	1,840	1,376	870
Shares issuable upon conversion of the 2027 Notes	10,993	10,993	10,993
Total	46,652	56,497	66,825
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Insider Trading Arrangements
During the three months ended December 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Name and Position	Action	Adoption/ Termination Date	Type of Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Edward Jay Kreps - Chief Executive Officer and Director	Adoption	12/11/2025	X		Up to 301,660	3/15/2028
Rohan Sivaram - Chief Financial Officer	Adoption	12/11/2025	X		Up to 242,716(1)	3/15/2027
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

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in the proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025 (the “2026 Proxy Statement”), and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(a)Consolidated Financial Statements
The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
(b)Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”
(c)Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1#	Agreement and Plan of Merger, dated as of December 7, 2025, by and among International Business Machines Corporation, Corvo Merger Sub, Inc. and Confluent, Inc.	8-K	001-40526	2.1	12-8-2025
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	10-Q	001-40526	3.2	5-3-2023
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.	S-1/A	333-256693	4.1	6-16-2021
4.3	Indenture, dated as of December 13, 2021, by and between Confluent, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40526	4.1	12-14-2021
4.4	Form of Global Note, representing Confluent, Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-40526	4.2	12-14-2021
4.5	Description of Securities.	10-K	001-40526	4.5	2-18-2025
10.1+	Amended and Restated 2014 Stock Plan.	S-1/A	333-256693	10.2	6-16-2021
10.2+	Forms of Option Agreement, Stock Option Grant Notice, Exercise Agreement, and Early Exercise Notice and Restricted Stock Purchase Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.3	6-16-2021
10.3+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.4	6-16-2021
10.4+	2021 Equity Incentive Plan.	S-1/A	333-256693	10.5	6-16-2021
10.5+	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.6	6-16-2021
10.6+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.7	6-16-2021
10.7+	2021 Employee Stock Purchase Plan.	S-1/A	333-256693	10.8	6-16-2021
10.8+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-256693	10.9	6-1-2021
10.9+	Confirmatory Offer Letter by and between the Registrant and Edward Jay Kreps, dated May 28, 2021.	S-1/A	333-256693	10.10	6-16-2021
10.10+	Promotion Letter between Confluent, Inc. and Rohan Sivaram, dated August 1, 2023.	8-K	001-40526	10.1	8-2-2023

10.11+	Confirmatory Offer Letter by and between the Registrant and Stephanie Buscemi, dated October 21, 2022.	10-Q	001-40526	10.1	11-2-2022
10.12+	Confirmatory Offer Letter by and between the Registrant and Melanie Vinson, dated March 6, 2025.	10-Q	001-40526	10.1	4-30-2025
10.13+	Promotion Letter by and between the Registrant and Ryan Mac Ban, dated April 25, 2025	10-Q	001-40526	10.1	7-30-2025
10.14	Net Lease Agreement by and between the Registrant and West Evelyn Bryant Office Partners, L.P., dated April 11, 2019.	S-1	333-256693	10.13	6-1-2021
10.15+	Non-Employee Director Compensation Policy.	10-K	001-40526	10.16	2-21-2024
10.16+	Executive Officer Change in Control/Severance Benefit Plan and related participation agreement.	10-K	001-40526	10.16	2-18-2025
10.17+	Cash Incentive Bonus Plan.	S-1	333-256693	10.16	6-1-2021
10.18	Form of Confirmation for Capped Call Transactions.	8-K	001-40526	10.1	12-14-2021
10.19#	Voting Agreement, dated as of December 7, 2025, by and among International Business Machines Corporation, Corvo Merger Sub, Inc., Confluent, Inc. and the persons listed on Schedule A thereto who are signatories to such agreement.	8-K	001-40526	10	12-8-2025
19	Confluent, Inc. Insider Trading Policy.	10-K	001-40526	19	2-18-2025
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Confluent, Inc. Incentive Compensation Recoupment Policy.	10-K	001-40526	97	2-21-2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X
_________________________________________________________
# Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Confluent, Inc.

Date: February 11, 2026	By:	/s/ Edward Jay Kreps
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

Name	Title	Date
/s/ Edward Jay Kreps	Chief Executive Officer and Director	February 11, 2026
Edward Jay Kreps	(Principal Executive Officer)

/s/ Rohan Sivaram	Chief Financial Officer	February 11, 2026
Rohan Sivaram	(Principal Financial Officer)

/s/ Kong Phan	Chief Accounting Officer	February 11, 2026
Kong Phan	(Principal Accounting Officer)

/s/ Lara Caimi	Director	February 11, 2026
Lara Caimi

/s/ Jonathan Chadwick	Director	February 11, 2026
Jonathan Chadwick

/s/ Alyssa Henry	Director	February 11, 2026
Alyssa Henry

/s/ Matthew Miller	Director	February 11, 2026
Matthew Miller

/s/ Neha Narkhede	Director	February 11, 2026
Neha Narkhede

/s/ Greg Schott	Director	February 11, 2026
Greg Schott

/s/ Eric Vishria	Director	February 11, 2026
Eric Vishria

/s/ Mike Volpi	Director	February 11, 2026
Mike Volpi