Form 10-K/A
period 2025-12-31
Confluent, Inc.
filed 2026-02-26
CIK 1699838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________________________________________________________________
FORM 10-K/A
Amendment No. 1
_______________________________________________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-40526
_______________________________________________________________________________________________________________________________________________
CONFLUENT, INC.
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________________________________________________________________________________________

Delaware	47-1824387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
899 W. Evelyn Avenue Mountain View, California	94041
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (800) 439-3207
_______________________________________________________________________________________________________________________________________________
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
As of February 18, 2026, there were 310,285,561 shares of the Registrant’s Class A common stock and 48,982,935 shares of the Registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Confluent, Inc. (“Confluent,” “we,” “us,” “our,” or “our company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2026 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Filing by reference to Confluent’s definitive proxy statement if such proxy statement is filed no later than 120 days after Confluent’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we may not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by the Original Filing.
This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing and the exhibit index set forth in Part IV of the Original Filing. The cover page of the Original Filing is also amended to delete the reference to the incorporation by reference of Confluent’s definitive proxy statement.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, no other portion of the Original Filing is amended hereby, and the Original Filing continues to speak as of the filing date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and Confluent’s filings made with the SEC subsequent to the date of the Original Filing.

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
The following table sets forth our directors’ ages, independence, and position or office held with us as of January 31, 2026:

Name	Age	Independent(1)	Title
Class I directors (term expires at 2028 annual meeting)
Jay Kreps	45		Chief Executive Officer and Chairman
Alyssa Henry	55	☑	Director
Greg Schott	61	☑	Lead Independent Director
Class II directors (term expires at 2026 annual meeting)
Matthew Miller	45	☑	Director
Eric Vishria	46	☑	Director
Michelangelo Volpi	59	☑	Director
Class III directors (term expires at 2027 annual meeting)
Lara Caimi	49	☑	Director
Jonathan Chadwick	59	☑	Director
Neha Narkhede	41	☑	Director

(1)As defined in Nasdaq listing rules.
Jay Kreps. Mr. Kreps is a co-founder of our company and has served as Chief Executive Officer and a member of our Board of Directors since our inception in September 2014. From July 2009 to September 2014, he served as an engineer, engineering manager, and software architect at LinkedIn Corp., an employment-oriented online service company. He was one of the original creators of Apache Kafka while at LinkedIn. Mr. Kreps holds a B.S. in Computer Science and an M.S. in Computer Science from the University of California, Santa Cruz. Mr. Kreps is qualified to serve on our Board of Directors because of his experience as co-founder of our company and co-creator of Apache Kafka as well as his extensive knowledge of the data analytics and cloud services industries.
Alyssa Henry. Ms. Henry has served as a member of our Board of Directors since May 2021. From May 2014 to October 2023, Ms. Henry served in various leadership roles, including Chief Executive Officer of Square, at Block, Inc., a public software and financial services company. From 2006 to 2014, Ms. Henry served in various positions, including as Vice President of Amazon Web Services and Storage Services, for Amazon.com Inc., an e-commerce company. Ms. Henry has served as a director of Intel Corporation, a semiconductor and technology company, since January 2020, and as a director of Samsara Inc., an Internet-of-Things solution provider, since August 2024. Ms. Henry previously served as a director of Unity Software Inc., a video game software development company, from October 2018 to November 2022. Ms. Henry holds a B.S. in Mathematics and Applied Science with a specialization in computing from the University of California, Los Angeles. Ms. Henry is qualified to serve on our Board of Directors because of her experience working in the software and technology industries and her expertise in computer science and engineering.
Greg Schott. Mr. Schott has served as a member of our Board of Directors since June 2020. From October 2022 to November 2023, he served as the Executive Chairman of Veev, Inc., a building technology company. From June 2018 to March 2020, Mr. Schott served in various leadership positions at Salesforce.com, Inc., a cloud-based software company. From 2009 to 2018, Mr. Schott served as Chairman and Chief Executive Officer of MuleSoft, LLC. Mr. Schott holds a B.S. in Mechanical Engineering from North Carolina State University and an M.B.A. from the Stanford University Graduate School of Business. Mr. Schott is qualified to serve on our Board of Directors due to his extensive experience in leadership roles at technology and cloud computing companies.
1

Matthew Miller. Mr. Miller has served as a member of our Board of Directors since March 2017. Since January 2025, Mr. Miller has been a founder and partner of Evantic Capital, a new venture capital firm based in London. Mr. Miller was previously a Partner at Sequoia Capital, a venture capital firm, from 2012 until January 2025. Mr. Miller currently serves on the boards of directors of a number of privately-held companies. Mr. Miller holds a B.S. in Finance from Brigham Young University. Mr. Miller is qualified to serve on our Board of Directors due to his extensive experience in the data analytics and cloud services industries, including as a venture capital investor and a member of the boards of directors of other data analytics and cloud services companies.
Eric Vishria. Mr. Vishria has served as a member of our Board of Directors since September 2014. Since July 2014, Mr. Vishria has served as a General Partner at Benchmark, a venture capital firm. From August 2013 to August 2014, Mr. Vishria served as Vice President of Digital Magazines and Verticals at Yahoo Inc., a web services and digital media company. Previously, Mr. Vishria served as co-founder and Chief Executive Officer of RockMelt, Inc., a social media web browser. Mr. Vishria served on the board of directors of Amplitude, Inc., a digital optimization company, from December 2014 to June 2025. Mr. Vishria serves on the boards of directors of a number of privately-held companies. Mr. Vishria holds a B.S. in Mathematical and Computational Science from Stanford University. Mr. Vishria is qualified to serve on our Board of Directors because of his experience as a venture capital investor and a member of the boards of directors of other data analytics and cloud services companies.
Michelangelo Volpi. Mr. Volpi has served as a member of our Board of Directors since April 2015. Since December 2024, Mr. Volpi has served as a General Partner at Hanabi Capital Management, LLC, a venture capital firm. From July 2009 to June 2023, Mr. Volpi served as a Partner at Index Ventures, a venture capital firm, and since July 2023, is a Retired Partner of Index Ventures. Mr. Volpi has served as a director of Wealthfront Corporation, a financial services company, since October 2013, Aurora Innovation, Inc., a self-driving technology company, since January 2018, and Ferrari N.V. since April 2023. Mr. Volpi has previously served as a director of various public companies, including Sonos, Inc., a consumer electronics company, from March 2010 until April 2025, Elastic N.V., a search and data analysis company, from January 2013 to July 2022, Tishman Speyer Innovation Corp. II, a publicly traded special purpose acquisition company, from February 2021 to December 2022, TS Innovation Acquisitions Corp., a publicly traded special purpose acquisition company, from November 2020 to June 2021, Fiat Chrysler Automobiles N.V., an automotive company, from April 2017 to January 2021, Zuora, Inc., an enterprise software company, from November 2011 to June 2020, Hortonworks, Inc. (now a subsidiary of Cloudera, Inc.), a data software company, from October 2011 to January 2019, Pure Storage, Inc., an all-flash data storage company, from April 2014 to October 2018, and Exor N.V., a holding company, from April 2012 to May 2018. Mr. Volpi holds a B.S. in Mechanical Engineering, an M.S. in Manufacturing Systems Engineering, and an M.B.A. from Stanford University. Mr. Volpi is qualified to serve on our Board of Directors because of his extensive experience in the venture capital industry and his knowledge of technology companies.
Lara Caimi. Ms. Caimi has served as a member of our Board of Directors since December 2020. From June 2023 to March 2025, she served as President of Worldwide Field Operations at Samsara Inc., an Internet-of-Things solution provider, and served in an advisory capacity through September 2025. From December 2017 to May 2023, she served in various leadership positions, including Chief Customer and Partner Officer, at ServiceNow, Inc., a service management software company. From October 2000 to November 2017, she served as a Partner at Bain & Company Inc., a management consulting firm. Ms. Caimi holds a B.A. in English Literature and Economics from St. Olaf College, an M.I.B. from the University of Sydney as a Fulbright Scholar, and an M.B.A. from Harvard Business School. Ms. Caimi is qualified to serve as a member of our Board of Directors because of her significant knowledge of the software industry and her leadership experience.

Jonathan Chadwick. Mr. Chadwick has served as a member of our Board of Directors since August 2019. From November 2012 to April 2016, Mr. Chadwick served as Chief Financial Officer and Executive Vice President of VMware, Inc., a virtualization and cloud infrastructure solutions company, and also served as VMware’s Chief Operating Officer from August 2014 to April 2016. Previously, Mr. Chadwick served in various leadership positions at Skype Communications S.á.r.l., a voice over IP service, and Microsoft Corporation after its acquisition of Skype in October 2011. He has served as a director of Zoom Communications, Inc., a video conferencing company, since September 2017, ServiceNow, Inc., a service management software company, since October 2016, Samsara Inc., an Internet-of-Things solution provider, since August 2020, and various private companies. He previously served on the board of directors of Elastic N.V., a search and data analysis company, from August 2018 to October 2023, Cognizant Technology Solutions Corporation, an IT business services provider, from April 2016 to December 2019, and F5 Networks, Inc., an application networking delivery company, from August 2011 to June 2019. Mr. Chadwick was previously qualified as a Chartered Accountant in England and holds a B.Sc. degree in Electrical and Electronic Engineering from the University of Bath, U.K. Mr. Chadwick is qualified to serve as a member of our Board of Directors because of his significant financial expertise as a chief financial officer of other companies and service on the boards of directors of various public companies.
Neha Narkhede. Ms. Narkhede is a co-founder of our company and has served as a member of our Board of Directors since our inception in September 2014. Since July 2021, Ms. Narkhede has served as Chief Executive Officer of Oscilar, Inc., a risk-management platform. She previously served as our Chief Technology and Product Officer from 2015 through December 2019. From February 2010 to September 2014, she served as a software engineer and more recently as Lead, Streams Infrastructure at LinkedIn Corp., an employment-oriented online service company. Ms. Narkhede holds a B.E. in Computer Science from the University of Pune and an M.S. in Computer Science from the Georgia Institute of Technology. Ms. Narkhede is qualified to serve on our Board of Directors due to her experience as co-founder of our company and her expertise and experience as a software engineer and one of the original creators of Apache Kafka.
EXECUTIVE OFFICERS
The following table sets forth information for our executive officers as of January 31, 2026:

Name	Age	Title
Jay Kreps	45	Chief Executive Officer, Co-Founder and Chairman
Rohan Sivaram	47	Chief Financial Officer
Ryan Mac Ban	52	Chief Revenue Officer
Biographical information for Jay Kreps is included above with the director biographies.
Rohan Sivaram. Mr. Sivaram has served as our Chief Financial Officer since August 2023. Prior to his appointment as Chief Financial Officer, Mr. Sivaram served as Confluent’s Senior Vice President, Finance, Strategy and Business Operations since July 2021. Prior to that, he served as Confluent’s Vice President, Finance, Strategy and Business Operations, from October 2020 to June 2021. Before joining Confluent, Mr. Sivaram held a variety of positions at Palo Alto Networks, Inc., a cybersecurity company, since joining the company in 2014, including most recently as Senior Vice President, Head of Finance from 2019 to 2020, and prior to that in progressive roles including as Vice President, Head of Finance, and Vice President, Corporate Finance and Treasury. Previously, Mr. Sivaram served in various roles at McKesson, Symantec (acquired by Broadcom), HSBC and Morgan Stanley. Mr. Sivaram holds a B.Com. from St. Xavier’s College and an M.B.A from the Kellogg School of Management at Northwestern University.
Ryan Mac Ban. Mr. Mac Ban has served as our Chief Revenue Officer since April 2025. Prior to his appointment as Chief Revenue Officer, Mr. Mac Ban served as Confluent’s Senior Vice President, Global Head of Sales since November 2024. Before joining us, Mr. Mac Ban served as President, UiPath Americas at UiPath, Inc., an enterprise automation software company, from June 2022 to November 2024 and as Senior Vice President, Worldwide Growth Sales from February 2021 to June 2022. Previously, Mr. Mac Ban served in multiple sales leadership roles at VMware, Inc., a cloud computing and virtualization technology company (acquired by Broadcom), from December 2018 to February 2021, including most recently as Senior Vice President, Worldwide Sales, Networking, Security and Automation. Mr. Mac Ban also held leadership positions at Cisco Systems, Inc., a multinational technology company. Mr. Mac Ban holds a B.S. in Business Administration, Finance from the University of Arizona.

CORPORATE GOVERNANCE
The current composition of each of the standing committees of our Board of Directors are described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. Our Board of Directors may establish other committees as it deems necessary or appropriate from time to time.

Name	Audit	Compensation	Nominating and Governance	Mergers & Acquisitions

Jay Kreps

Lara Caimi

Jonathan Chadwick

Alyssa Henry

Matthew Miller

Neha Narkhede

Greg Schott(1)

Eric Vishria

Michelangelo Volpi

        Committee Chairperson.
(1)Lead Independent Director.
Audit Committee
Our Audit Committee consists of Jonathan Chadwick, Matthew Miller, Neha Narkhede, and Eric Vishria. The chairperson of our Audit Committee is Mr. Chadwick. Our Board of Directors has determined that each member of our Audit Committee satisfies the independence requirements under the listing standards of the Nasdaq Global Select Market (“Nasdaq”) and Rule 10A-3(b)(1) under the Exchange Act. Our Board of Directors has determined that Mr. Chadwick is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our Board of Directors has examined each Audit Committee member’s scope of experience and the nature of his or her current and prior employment.
Code of Conduct
We maintain a Code of Conduct that is applicable to all employees, executive officers, and directors. Our Code of Conduct is available on our Investor Relations website at https://investors.confluent.io/ under “Governance Documents.” We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, if required by applicable law or the listing standards of Nasdaq.

Insider Trading Policy
Our Board of Directors has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of Confluent’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our Insider Trading Policy is filed as an exhibit to this Amendment. In addition, it is Confluent’s intent to comply with applicable laws and regulations relating to insider trading.
Item 11. Executive Compensation
EXECUTIVE AND DIRECTOR COMPENSATION
Compensation Discussion and Analysis
Overview
Our executive compensation program is designed to provide competitive compensation to attract, motivate and retain the qualified leadership talent that drives our success. Directly and substantially linking rewards to measurable corporate and individual performance underpins our compensation program design and decisions. We structure our executive compensation program to align our executives with the goal of creating long-term stockholder value.
This Compensation Discussion and Analysis discusses our executive compensation program and policies and how and why our Compensation Committee arrived at specific compensation decisions for the year ended December 31, 2025 for the individuals who served as our principal executive officer, principal financial officer, and three other most highly compensated executive officers, referred to as our “named executive officers” for 2025:

Name	Position(s)
Jay Kreps	Chief Executive Officer, Co-Founder and Chairman
Rohan Sivaram	Chief Financial Officer
Ryan Mac Ban	Chief Revenue Officer(1)
Stephanie Buscemi	Chief Marketing Officer
Melanie Vinson	Former Chief Legal Officer(2)
(1)Mr. Mac Ban was promoted to Chief Revenue Officer effective April 15, 2025.
(2)Ms. Vinson resigned as our Chief Legal Officer effective June 12, 2025.
Advisory Vote on 2024 Named Executive Officer Compensation
At last year’s annual meeting of stockholders, approximately 95% of the votes cast approved the “say-on-pay” proposal regarding the compensation awarded to our named executive officers. We take the views of our stockholders seriously and view this result as an indication that the principles of our executive compensation program are supported by our stockholders.
Executive Summary
The important features of our executive compensation program include the following:
•A substantial portion of executive pay is tied to performance. We structure a substantial portion of our named executive officers’ target total direct compensation to be variable, at risk, and tied directly to our measurable performance, including both key annual financial performance objectives and long-term stock price performance.

•Our executive bonuses are dependent on achieving or exceeding pre-established corporate objectives, the maximum bonus is capped, and no bonus is paid unless performance reaches a threshold level. Our annual performance bonus opportunities for all of our named executive officers (other than our Chief Executive Officer, who does not participate in the executive bonus plan) are dependent upon our achievement of rigorous annual corporate objectives established during the first quarter of each year. Each individual’s bonus is capped at no more than 167.5% of the executive’s target annual bonus opportunity, and no bonus is paid unless performance reaches a threshold level, as described in more detail below under “2025 Executive Compensation Program—Annual Performance Bonus.”
•We emphasize long-term equity incentives. Equity awards are an integral part of our executive compensation program, and comprise the primary “at-risk” portion of our named executive officer target total direct compensation package. We currently grant RSU awards to employees, including our named executive officers. These awards strongly align our executive officers’ interests with those of our stockholders by providing a continuing financial incentive to maximize long-term value for our stockholders and by encouraging our executive officers to remain employed with us in the long-term. It is our view that RSUs in particular, which are commonly used in executive compensation programs among our compensation peer group, fulfill this function in a more durable and potentially less dilutive manner than stock options.
•We do not provide “single trigger” change in control payments or benefits. Our named executive officers are not entitled to payments or benefits (including equity award acceleration) upon a change in control of Confluent or similar transaction without a related involuntary termination of employment.
•We generally do not provide our executive officers with any executive fringe benefits or perquisites, excise tax payments, reimbursements or “gross ups”. However, we paid certain fees for legal counsel’s representation of our named executive officers (other than Ms. Vinson) and provided gross-ups to offset the resulting taxes, as described below in the section entitled “Actions Taken in Connection with the Merger.”
•Our Compensation Committee has retained an independent third-party compensation consultant for guidance in making compensation decisions. The compensation consultant advises our Compensation Committee on competitive market practices, including identifying a reasonable peer group of companies and their compensation practices, so that our Compensation Committee can regularly assess Confluent’s individual and total compensation programs, including pay levels and pay structures, against these peer companies, the general marketplace and other industry data points.
•We prohibit hedging and pledging of Confluent stock. See “Other Features of our Executive Compensation Program—Prohibition on Hedging, Short Sales, and Pledging.”
•We maintain executive and non-employee director stock ownership guidelines, which are described below under the section entitled “Other Features of our Executive Compensation Program―Stock Ownership Guidelines”.
•We maintain a compensation recovery (clawback) policy. Our Incentive Compensation Recoupment Policy, as described further below under the section entitled “Other Features of our Executive Compensation Program―Clawback Policy,” applies to our current and former Section 16 officers and generally provides that Confluent will recover all recoverable incentive compensation in the event of an accounting restatement due to our material noncompliance with any financial reporting requirement under the federal securities laws.
Objectives, Philosophy and Elements of Executive Compensation
Our executive compensation program is designed to:
•attract, incentivize, and retain employees at the executive level who contribute to our long-term success;

•provide compensation packages to our executives that are fair and competitive, and that reward the achievement of our business objectives; and
•effectively align our executives’ interests with those of our stockholders by focusing on long-term equity incentives that correlate with the creation of long-term value for our stockholders.
Our executive compensation program generally consists of, and is intended to strike a balance among, the following three principal components: base salary, annual performance bonuses and long-term incentive compensation. We also provide our executive officers with health and welfare benefits available to all our employees, including participation in employee benefit plans. The following chart summarizes the three main elements of compensation, their objectives and key features.

Element of Compensation	Objectives	Key Features
Base Salary (fixed cash)	Provides financial stability and security through a fixed amount of cash for performing job responsibilities.
Generally reviewed annually and determined based on a number of factors (including individual performance and the overall performance of our Company) and by reference, in part, to competitive market data provided by our Compensation Committee’s independent compensation consultant.

Performance Bonus (at risk, generally paid in cash)	Motivates and rewards for attaining key annual corporate performance goals.
Target annual bonus opportunities are generally reviewed annually and determined based upon positions that have similar impact on the organization and competitive bonus opportunities in our market. Bonus payments are dependent upon achievement of specific pre-established corporate performance objectives consistent with our long-term strategic plan, generally determined by our Compensation Committee and communicated at the beginning of the year. Actual bonus amounts earned are determined after the end of the year, taking into account our actual achievement against these performance goals.

Long-Term Incentive (at-risk equity)	Motivates and rewards long-term Company performance; aligns executives’ interests with stockholder interests and changes in stockholder value.
Equity opportunities are generally reviewed annually and may be granted during the first half of the year or as appropriate during the year for new hires, promotions, or other special circumstances, such as to further our retention objectives, or as a reward for significant achievement.

Attracts highly qualified executives and encourages their continued employment over the long-term.
Individual awards are determined based on a number of factors, including corporate and individual performance, individual scope of role and impact, tenure, existing equity retention hold, internal pay parity considerations and competitive market data provided by our Compensation Committee’s independent compensation consultant.

We focus on providing a competitive compensation package to our executive officers which provides significant short and long-term incentives for the achievement of measurable corporate objectives. We believe that this approach provides an appropriate blend of short-term and long-term incentives to maximize stockholder value.

We do not have any formal policies for allocating our named executive officers’ compensation among base salary, annual performance bonus awards and long-term incentive compensation in the form of equity awards, short-term and long-term compensation or among cash and non-cash compensation. Instead, our Compensation Committee (and for our Chief Executive Officer, our Board of Directors, with our Chief Executive Officer recused from such deliberations and vote) uses its judgment to establish a total compensation program for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives. However, historically we have structured a substantial portion of the named executive officers’ target total direct compensation so that it comprises performance bonus opportunities and periodic long-term equity awards, in order to align the executive officers’ incentives with the interests of our stockholders and our corporate goals.
How We Determine Executive Compensation
Role of our Compensation Committee, Management and the Board
Our Compensation Committee is appointed by the Board of Directors and has responsibilities related to the compensation of our non-employee directors, officers, and employees and the development and administration of our compensation plans. Our Compensation Committee consists solely of independent members of the Board of Directors.
Our Compensation Committee meets periodically throughout the year to manage and evaluate our executive compensation program, and generally determines the principal components of compensation (base salary, annual performance bonus awards and equity awards) for our executive officers on an annual basis; however, decisions may occur outside the regular annual compensation process for new hires, promotions or other special circumstances as our Compensation Committee determines appropriate. Our Compensation Committee does not delegate authority to approve executive officer compensation. While our Compensation Committee does not maintain a formal policy regarding the timing of equity awards to our executive officers, our equity award grant policy provides that our Compensation Committee must approve all equity awards for our executive officers, and the independent members of our Board of Directors must approve the equity awards for our Chief Executive Officer. Confluent has not granted stock options, stock appreciation rights, or similar instruments with option-like features since 2021 and has no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K. Confluent has not timed the disclosure of material non-public information for the purpose of affecting the value of executive compensation for 2025.
Our Compensation Committee reviews all compensation paid to our named executive officers. The Chief Executive Officer evaluates and provides compensation recommendations to our Compensation Committee based on his performance assessments. While the Chief Executive Officer provides his recommendations to our Compensation Committee, he does not participate in the deliberations concerning, or the determination of, his own compensation. Our Compensation Committee discusses and makes final recommendations to our Board of Directors (with our Chief Executive Officer recused from such deliberations and vote) with respect to compensation matters for the Chief Executive Officer. From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by our Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in the Compensation Committee meetings.
Role of Compensation Consultant
Under its charter, our Compensation Committee has the right to retain or obtain the advice of compensation consultants, outside legal counsel and other advisers. During the year ended December 31, 2025, our Compensation Committee retained Compensia, Inc. (“Compensia”), a national compensation consulting firm, to provide it with competitive market data, analysis, and other advice relating to executive and board compensation on an ongoing basis. Compensia was engaged directly by our Compensation Committee to, among other things, assist in developing an appropriate group of peer companies to help us periodically determine the appropriate level of overall compensation for our executive officers and non-employee directors, as well as to assess each separate element of executive officer and non-employee director compensation, with a goal of ensuring that the compensation we offer to our executive officers and non-employee directors is competitive, fair, and appropriately structured. Compensia did not provide any non-compensation related services to us during 2025.

Based on its analysis of the relevant factors under SEC rules and Nasdaq listing standards, our Compensation Committee does not believe that the work of Compensia and the individual compensation advisors employed by Compensia creates a conflict of interest. As part of the Compensation Committee’s determination of Compensia’s independence, it received written confirmation from Compensia addressing these factors and supporting the independence determination.
Use of Competitive Market Compensation Data
Our Compensation Committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable public companies with which we compete for top talent. To this end, our Compensation Committee directed Compensia to develop and regularly provide updated recommendations for a proposed group of peer companies to be used in connection with assessing the compensation practices of the publicly traded companies with whom we compete for executive talent.
With Compensia’s assistance, our Compensation Committee reviewed and approved an updated group of companies that would be appropriate peers, primarily based on our Company’s industry focus (including software, internet and infrastructure services companies) and size and stage (based primarily on review of comparable revenue, revenue growth, market capitalization ranges and proximity of initial public offering). After a review of the peer group companies, the Compensation Committee elected to make the following changes to our compensation peer group for 2025:
•Removed Cloudflare and Zscaler due to lack of market value or revenue comparability; and
•Added Rubrik and Zeta Global Holdings based on the criteria described above.
Our compensation peer group for 2025 was as follows:

AppFolio [APPF]	Okta [OKTA]
Asana [ASAN]	Procore Technologies [PCOR]
Datadog [DDOG]	Rubrik [RBRK]
Dynatrace [DT]	Samsara [IOT]
Elastic [ESTC]	Smartsheet [SMAR](2)
Freshworks [FRSH]	Twilio [TWLO]
GitLab [GTLB]	UiPath [PATH]
HashiCorp [HCP](1)	Zeta Global Holdings [ZETA]
MongoDB [MDB]
(1)HashiCorp, Inc. was acquired by International Business Machines Corporation ("IBM") in January 2025.
(2)Smartsheet Inc. was acquired and taken private in January 2025.
Using data compiled from the peer companies, Compensia completed a competitive analysis of our executive compensation program to inform our Compensation Committee’s determinations regarding executive compensation levels and structures for 2025. Compensia prepared, and our Compensation Committee reviewed, a range of market data reference points (generally at the 25th, 50th, and 75th percentiles of the market data) with respect to base salary, annual performance bonus awards, total target cash compensation (base salary and target annual bonus opportunities), equity award grant value and target total direct compensation (total target cash compensation and equity awards) with respect to each of our named executive officers. Our Compensation Committee did not target individual pay elements or total annual pay opportunity to fall at any particular percentile of the competitive market data, but rather reviewed these market data reference points as a helpful reference point in making 2025 compensation decisions. As described in the section entitled “Factors Used in Determining Executive Compensation” below, competitive market data is only one of the factors that our Compensation Committee considers in making compensation decisions.

Factors Used in Determining Executive Compensation
Our Compensation Committee sets the compensation of our named executive officers at levels it determines to be competitive and appropriate for each named executive officer, using their professional experience and judgment. Pay decisions are not made by use of a formulaic approach or benchmark; our Compensation Committee believes that executive pay decisions require consideration of a multitude of relevant factors which may vary from year to year. In making executive compensation decisions, our Compensation Committee generally considers the factors listed below.
•Company performance and existing business needs
•Each named executive officer’s individual performance, tenure, scope of job function, critical skill set, and anticipated contributions to the Company’s future performance
•Whether the equity award holdings of the named executive officer provide a sufficient retention incentive
•Internal pay parity among similarly situated executive team members
•The recommendations of our Chief Executive Officer (except with respect to his own compensation)
•The cost of replacing the named executive officers
•The need to attract new talent to our executive team and retain existing talent in a highly competitive industry
•A range of market data reference points, as described above under “— Use of Competitive Market Compensation Data”
2025 Executive Compensation Program
Base Salary
In January 2025, the Compensation Committee reviewed the base salaries of the individuals who were then-serving as our executive officers, including the then-serving named executive officers (other than our Chief Executive Officer and Chief Revenue Officer, who was not yet an executive officer in January 2025). The Compensation Committee determined that the salaries of each of the named executive officers (other than our Chief Executive Officer and Chief Revenue Officer) should each be increased to better reflect competitive market norms effective January 1, 2025. The Compensation Committee approved our Chief Revenue Officer’s promotion and increased base salary effective April 15, 2025. The Compensation Committee separately recommended, and the independent members of our Board of Directors approved, keeping our Chief Executive Officer’s base salary at $65,000 for fiscal year 2025.
The table below sets forth the annualized base salaries for our 2025 named executive officers.

Named Executive Officer	Annualized Base Salary as of December 31, 2025(1)	Percentage Change in Base Salary from Prior Year
Jay Kreps	$65,000	0.0%
Rohan Sivaram	$475,000	6.7%
Ryan Mac Ban	$475,000	N/A
Stephanie Buscemi	$440,000	2.3%
Melanie Vinson	$440,000	4.8%

(1)As of June 12, 2025, in the case of Ms. Vinson, who resigned as our Chief Legal Officer effective as of such date.

Annual Performance Bonus
Confluent maintains a Cash Incentive Bonus Plan (or, “executive bonus plan”) for its executive officers (other than our Chief Executive Officer, who did not participate in the executive bonus plan in 2025, as approved by the independent members of our Board of Directors). In January 2025, our Compensation Committee approved the executive bonus plan structure with respect to the performance period covering fiscal year 2025. Under the 2025 executive bonus plan structure, the payout was based on subscription revenue achievement, in order to incentivize our executive officers to drive topline growth in 2025. No bonus would be paid if subscription revenue was below 90% of the target level, a threshold bonus of 77.5% of the executive officer’s target bonus would be paid if subscription revenue was achieved at the 90% level, and a maximum bonus of 167.5% of the executive officer’s target bonus would be paid if subscription revenue attainment was at the 120% of target level. The subscription revenue target under the 2025 executive bonus plan structure was approximately $1,162 million, and our actual subscription revenue was approximately $1,120 million, corresponding to approximately 96% of target attainment and resulting in a bonus payout under the program of 92.5% of each executive officer’s target annual bonus opportunity.
The target annual bonus opportunity for each named executive officer was based on a percentage of base salary. In January 2025, the Compensation Committee reviewed the target annual bonus opportunities of the individuals who were then-serving as our executive officers, including the then-serving named executive officers (other than our Chief Revenue Officer, who was not yet an executive officer in January 2025). The Compensation Committee determined to maintain the target annual bonus opportunities for our named executive officers at their 2024 levels, other than for our Chief Financial Officer. The Compensation Committee determined that our Chief Financial Officer’s bonus target should be increased to 75% to better reflect market norms. In connection with Mr. Mac Ban’s promotion to Chief Revenue Officer, the Compensation Committee approved his participation in the executive bonus plan, effective April 1, 2025, as well as his bonus target, which was prorated from such date.
The target annual bonus opportunities (and related base salary percentages), and the bonus payout percentages and amounts for 2025 were as follows:

Named Executive Officer	Target Annual Bonus (Percentage of Base Salary)	Target Annual Bonus Amount	Payout Percentage (As a Percentage of Target Bonus)	Payout Amount
Jay Kreps	N/A	N/A	N/A	N/A
Rohan Sivaram	75%	$356,250	92.5%	$329,531
Ryan Mac Ban(1)	100%	$357,877	92.5%	241,445(2)
Stephanie Buscemi	50%	$220,000	92.5%	$203,500
Melanie Vinson(3)	50%	$220,000	N/A	N/A

(1)Prior to his promotion to Chief Revenue Officer, Mr. Mac Ban participated in our FY25 Sales Compensation Plan (or, “FY25 Sales Compensation Plan”) and was eligible to receive commissions under such plan based on the attainment of certain sales measures, which were set in such a manner as to be challenging to attain. Mr. Mac Ban’s target annual incentive under the FY25 Sales Compensation Plan was $400,000. Based on actual performance during the first quarter of 2025, Mr. Mac Ban received commission payments totaling $170,958 under the FY25 Sales Compensation Plan, which included an inadvertent overpayment of $89,591 (the “Overpayment”) that was deducted from his 2025 bonus payout. Mr. Mac Ban’s participation in the FY25 Sales Compensation Plan ceased on March 31, 2025.
(2)Represents Mr. Mac Ban’s prorated 2025 bonus payout under the Cash Incentive Bonus Plan, after deduction of the Overpayment.
(3)Ms. Vinson did not receive a bonus payment because she was no longer an employee at the time of the 2025 bonus payouts.

Equity Awards
We grant equity compensation to our executive officers in the form of RSU awards that generally vest over multiple years from the date of grant to drive longer-term alignment with our stockholders. The annual equity awards granted to our named executive officers are determined and approved by our Compensation Committee (or recommended and approved by the independent members of the Board of Directors in the case of our Chief Executive Officer). The award is determined in the context of each named executive officer’s target total direct compensation and takes into account a competitive market analysis prepared by its compensation consultant in addition to the individual officer’s responsibilities, their performance, and the market value of their existing equity awards and annual vesting amounts. Our Compensation Committee also takes into account the recommendations of our Chief Executive Officer with respect to appropriate grants and any particular individual circumstances.
In February 2025, our Compensation Committee granted the following RSU awards to our named executive officers who were then serving as executive officers (other than our Chief Executive Officer) in connection with our annual review process:

Named Executive Officer	# of RSUs
Rohan Sivaram	214,597
Stephanie Buscemi	164,569
Melanie Vinson	122,240

In March 2025 our Compensation Committee granted Mr. Mac Ban, who had not yet become an executive officer, a retention grant of RSUs in connection with our annual review process:

Named Executive Officer	# of RSUs
Ryan Mac Ban	34,482

In April 2025 in connection with Mr. Mac Ban’s promotion to Chief Revenue Officer, our Compensation Committee approved the following grant of RSUs to Mr. Mac Ban:

Named Executive Officer	# of RSUs
Ryan Mac Ban	139,211

In May 2025, our Compensation Committee approved an additional retention grant of RSUs to Ms. Buscemi, in recognition of her performance throughout her long tenure at Confluent and the expansion of her role within the prior year:

Named Executive Officer	# of RSUs
Stephanie Buscemi	90,869

The February 2025 RSUs granted to Mr. Sivaram, Ms. Buscemi, and Ms. Vinson vest in quarterly installments over a period of 33 months according to individualized vesting schedules, taking into account vesting under existing RSU awards.
The RSUs granted to Mr. Mac Ban and the retention RSUs granted to Ms. Buscemi vest over a period of 36 months in equal quarterly installments. For each RSU award, vesting is subject to the named executive officer’s continuous service through the applicable vesting date. Each RSU represents a contingent right to receive one share of our Class A common stock upon vesting.
In July 2025, at the request of our Chief Executive Officer, our Compensation Committee recommended and the independent members of our Board of Directors approved that our Chief Executive Officer would not receive any equity awards in 2025.

Other Features of Our Executive Compensation Program
Employment Offer Letters
We have entered into employment offer letters (or, in the case of each of Mr. Sivaram and Mr. Mac Ban, a promotion letter) with our named executive officers setting forth the terms and conditions of such executive officer’s employment with us. The offer letters generally provide for at-will employment, have no specific term, and set forth the named executive officer’s annual base salary and target bonus opportunity under our Cash Incentive Bonus Plan, both as in effect at the time of such letter. They are described below in more detail in the section entitled “Employment Arrangements”.
Severance and Change in Control Payments and Benefits
Our named executive officers are, or in the case of Ms. Vinson, was, eligible for severance and change in control benefits under the Confluent, Inc. Executive Officer Change in Control/Severance Benefit Plan, which was amended and restated in February 2025 based, in part, on market data provided by our Compensation Committee’s independent compensation consultant and was aligned to market practices, the practices of our compensation peer group, and best practice considerations. The payments and benefits (other than with respect to Ms. Vinson) are described in more detail in the section entitled “—Potential Payments Upon Termination or Change in Control” below. Ms. Vinson did not receive any payments or benefits in connection with her resignation of employment with us.
Health and Welfare Benefits
Our named executive officers are, or in the case of Ms. Vinson, was, eligible to participate in our employee benefit plans, including our medical, dental, vision, life, disability, and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the life, disability, and accidental death and dismemberment insurance for all of our employees, including our named executive officers.
U.S. full-time employees qualify for participation in our Section 401(k) plan, which is intended to qualify as a tax-qualified defined contribution plan under the Internal Revenue Code (the Code). We do not currently provide an employer matching contribution under the Section 401(k) plan.
Generally, executive perquisites and other personal benefits are not part of our executive compensation program. However, when we believe it is necessary to attract or retain an individual, we may choose to provide perquisites or another personal benefit to an executive, as determined on a case-by-case basis.
Vesting Acceleration Upon Death Policy
In October 2025, our Compensation Committee approved an updated policy providing that in the event of an employee’s death, any unvested time-based RSUs and unvested time-based options then held by the employee will fully accelerate vesting effective as of the employee’s death, with the accelerated awards limited to those having a value (determined based on the difference between the award’s exercise price, if any, and the closing price for our common stock) at the date of the employee’s death of $5,000,000 or less.
Clawback Policy
We maintain the Confluent, Inc. Incentive Compensation Recoupment Policy (the Clawback Policy), which complies with Exchange Act Rule 10D-1 and the applicable Nasdaq listing standards. Pursuant to the Clawback Policy, if Confluent is required to prepare an accounting restatement due to Confluent’s material noncompliance with any financial reporting requirement under federal securities laws, Confluent must recoup the full amount of incentive compensation received by a current or former Section 16 officer during the three completed fiscal years preceding the date on which a restatement is required (other than the fiscal years completed prior to the effective date of the Clawback Policy) that exceeds the amount of incentive compensation that would have been received had such amount been determined based on the accounting restatement. The Compensation Committee has sole discretion to determine how to seek recoupment under the policy and may forgo recoupment if it determines recoupment to be impracticable as described in the Clawback Policy. The policy applies to incentive compensation received after October 3, 2023.

Stock Ownership Guidelines
In an effort to align our directors’ and executive officers’ interests with those of our stockholders, we have adopted Stock Ownership Guidelines. Within five years of becoming subject to the guidelines, our non-employee directors are expected to own or hold Confluent stock, including any vested restricted stock units and restricted stock awards (Qualifying Confluent Stock), valued at not less than five times their total annual cash retainer for Board of Directors and committee service. Within five years of becoming subject to the guidelines, our executive officers for purposes of Section 16 of the Exchange Act are expected to own or hold Qualifying Confluent Stock valued at not less than three times their base salaries, except in the case of our Chief Executive Officer, who is expected to own or hold Qualifying Confluent Stock valued at not less than five times his base salary. Each of our Section 16 officers and non-employee directors was in compliance with the stock ownership guidelines as of December 31, 2025, having acquired the required number of shares or having more time to do so per the terms of our Stock Ownership Guidelines.
Prohibition on Hedging, Short Sales, and Pledging
Our Insider Trading Policy prohibits officers, directors, employees, and other related individuals from engaging in derivative securities or purchasing financial instruments, including prepaid variable forward contracts, equity swaps, collars, and exchange funds, or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities and the risks associated with holding our common stock. Our Insider Trading Policy also prohibits trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities (other than stock options and other compensatory equity awards issued by us), as well as using or pledging our common stock as collateral for loans or holding our common stock in margin accounts.
Actions Taken in Connection with the Merger
In connection with the negotiation of the Agreement and Plan of Merger, dated as of December 7, 2025, that we entered into with IBM and Corvo Merger Sub, Inc. (the “Merger Agreement”), we paid certain fees for legal counsel’s representation of certain employees, including our named executive officers (other than Ms. Vinson). The amount of such legal fees paid on behalf of each of our applicable named executive officers was $22,572, except that in the case of Mr. Mac Ban, such amount was $24,690. In addition, we provided tax gross-ups to such named executive officers to offset their taxes on the income they recognized as a result of our payment of the legal fees and the tax gross up payments. The amounts of these tax gross-up payments were $22,918 for each of Mr. Kreps, Mr. Sivaram, and Ms. Buscemi, and $17,769 for Mr. Mac Ban.
For purposes of mitigating the potential adverse impact of Sections 280G and 4999 of the Code on Mr. Mac Ban as a result of the transactions contemplated by the Merger Agreement, our Compensation Committee accelerated into 2025 the vesting and settlement of 7,200 of his RSUs that were otherwise scheduled or eligible to vest in the normal course on February 20, 2026. This modification did not result in any incremental fair value under FASB ASC Topic 718 (as defined below). Pursuant to a recoupment agreement that Mr. Mac Ban was required to execute as a condition to receiving such acceleration, in the event his employment is terminated in the circumstances described therein, he will repay to us the gross value of the accelerated RSUs (i.e., the fair market value of the shares received in settlement of such RSUs, measured as of the settlement date and before reduction for applicable tax withholdings) if, absent the acceleration contemplated above, he would not have vested in such RSUs as of his termination of employment.
Tax and Accounting Implications
Under Financial Accounting Standards Board (FASB) Accounting Standards Codification, Topic 718, or ASC Topic 718, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to FASB ASC Topic 718.

Under Section 162(m) of the Code, compensation paid to each of our “covered employees” that exceeds $1 million per taxable year is generally non-deductible. In addition, as noted above, we considered the potential adverse impact of Sections 280G and 4999 of the Code on certain employees, including our named executive officers (other than Ms. Vinson). Although our Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, our Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for our named executive officers in a manner consistent with the goals of our executive compensation program and the best interests of Confluent and our stockholders, which may include providing for compensation that is not deductible by us due to the deduction limit under Section 162(m).
Risk Assessment and Compensation Practices
Our Compensation Committee, with the assistance of Compensia, assesses and discusses with management Confluent’s compensation policies and practices for our employees as they relate to risk management. Based on this assessment, our Compensation Committee believes that Confluent’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on Confluent.
Compensation Committee Interlocks and Insider Participation
During 2025, Lara Caimi, Alyssa Henry, Matthew Miller, and Greg Schott served as members of our Compensation Committee. None of the members of our Compensation Committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.
Compensation Committee Report
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and contained within this Amendment No. 1 to the Annual Report with management and, based on such review and discussions, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report.
Submitted by the members of our Compensation Committee of our Board of Directors:
Alyssa Henry, Chairperson
Lara Caimi
Matthew Miller
Greg Schott
This report of our Compensation Committee is required by the SEC and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference this Amendment No. 1 to the Annual Report into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act.

Summary Compensation Table
The following table presents all of the compensation awarded to, earned by or paid to our named executive officers for the years indicated.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Jay Kreps	2025	65,000	—	—	—	48,086(3)	113,086
Chief Executive Officer and Chairman	2024	65,000	15,040,701	—	—	—	15,105,701
	2023	65,000	—	—	—	—	65,000
Rohan Sivaram	2025	475,000	6,607,442	—	329,531	45,490(4)	7,457,463
Chief Financial Officer	2024	439,077	9,325,216	—	260,325	—	10,024,618
	2023	386,916	5,759,953	—	213,667	—	6,360,536
Ryan Mac Ban(5) Chief Revenue Officer	2025	453,077	4,248,746	—	322,812(6)	132,049(7)	5,156,685
Stephanie Buscemi	2025	440,000	7,134,349	—	203,500	45,490(8)	7,823,339
Chief Marketing Officer	2024	429,154	2,005,402	—	209,625	—	2,644,181
	2023	425,000	1,942,690	—	223,125	—	2,590,815
Melanie Vinson(9) Former Chief Legal Officer	2025	202,923	3,763,770	—	—	—	3,966,693

(1)The amounts reported in this column do not reflect dollar amounts actually received, and do not correspond to the actual economic value that may be received, by the named executive officers. Instead, the amounts reflect the aggregate grant-date fair value of the RSU awards granted to the named executive officers during 2025, 2024, and 2023, under our 2021 Equity Incentive Plan (2021 Plan), computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant-date fair value of the equity awards reported in this column are set forth in Note 11 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026.
(2)Amounts reported in this column represent total cash bonuses earned by the named executive officers based on achievement of company performance goals as determined by our Compensation Committee for the year ended December 31, 2025, 2024, and 2023, as applicable.
(3)Represents (i) the amount of fees paid by us on behalf of Mr. Kreps for legal counsel’s representation, (ii) a health and wellness allowance, and (iii) $22,918 in tax gross-ups.
(4)Represents (i) the amount of fees paid by us on behalf of Mr. Sivaram for legal counsel’s representation and (ii) $22,918 in tax gross-ups.
(5)Mr. Mac Ban was promoted from Senior Vice President, Global Head of Sales to Chief Revenue Officer effective April 15, 2025, and in connection therewith, his base salary was increased from $400,000 to $475,000 for the year ended December 31, 2025. As Mr. Mac Ban was not a named executive officer for 2024 and 2023, his compensation information for the years ended December 31, 2024 and 2023 has been omitted.
(6)Reflects amounts earned by Mr. Mac Ban under the Cash Incentive Bonus Plan, as prorated from April 1, 2025, and under the FY25 Sales Compensation Plan from January 1, 2025 through March 31, 2025. Under the Cash Incentive Bonus Plan, Mr. Mac Ban received a prorated bonus for 2025 in the amount of $241,445, which such amount reflects the deduction of the Overpayment, as described above under “Compensation Discussion and Analysis — Annual Performance Bonus.” Under the FY25 Sales Compensation Plan, Mr. Mac Ban earned commissions in the amount of $81,367.
(7)Represents (i) the amount of fees paid by us on behalf of Mr. Mac Ban for legal counsel’s representation, (ii) $17,769 in tax gross-ups, and (iii) $89,591 of unearned commissions paid in error to Mr. Mac Ban under the FY25 Sales Compensation Plan. The amount of the Overpayment was deducted from the bonus paid to Mr. Mac Ban for the year ended December 31, 2025 under the Cash Incentive Bonus Plan.
(8)Represents (i) the amount of fees paid by us on behalf of Ms. Buscemi for legal counsel’s representation and (ii) $22,918 in tax gross-ups.
(9)Ms. Vinson resigned as our Chief Legal Officer effective June 12, 2025. Ms. Vinson did not receive a bonus payment for 2025 because she was no longer an employee at the time of the 2025 bonus payouts. As Ms. Vinson was not a named executive officer for 2024 and 2023, her compensation information for the years ended December 31, 2024 and 2023 has been omitted.

Grants of Plan-Based Awards During the Fiscal Year Ended December 31, 2025
The following table sets forth certain information with respect to all plan-based awards granted to our named executive officers during the fiscal year ended December 31, 2025.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Type of Award	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)
Jay Kreps	—	—	—	—	—	—	—	—
Rohan Sivaram	Time-based RSUs	2/26/2025	2/23/2025	—	—	—	214,597	6,607,442
	Cash Incentive Bonus Plan	—	—	276,094	356,250	596,719	—	—
Ryan Mac Ban	Time-based RSUs	3/26/2025	3/22/2025	—	—	—	34,482	895,153
	Time-based RSUs	4/28/2025	4/25/2025	—	—	—	139,211	3,353,593
	Cash Incentive Bonus Plan	—	—	277,354	357,877	599,443	—	—
	Sales Compensation Plan(3)	—	—	—	400,000	—	—	—
Stephanie Buscemi	Time-based RSUs	2/26/2025	2/23/2025	—	—	—	164,569	5,067,080
	Time-based RSUs	5/27/2025	5/26/2025	—	—	—	90,869	2,067,270
	Cash Incentive Bonus Plan	—	—	170,500	220,000	368,500	—	—
Melanie Vinson	Time-based RSUs	2/26/2025	2/23/2025	—	—	—	122,240	3,763,770
	Cash Incentive Bonus Plan	—	—	170,500	220,000	368,500	—	—

(1)Amounts reflect possible payments pursuant to cash performance-based incentives for the named executive officers (other than our Chief Executive Officer) under our Cash Incentive Bonus Plan, based upon the achievement of company and financial performance goals as approved by our Compensation Committee. Our 2025 company and financial performance targets were based on subscription revenue achievement. For 2025, our Compensation Committee determined that the target cash incentive for Mr. Sivaram, Mr. Mac Ban, Ms. Buscemi, and Ms. Vinson should be 75%, 100%, 50%, and 50%, respectively, of each named executive officer’s base salary. The Compensation Committee approved Mr. Mac Ban’s participation in the executive bonus plan, effective April 1, 2025, in connection with his promotion to Chief Revenue Officer, and his target cash incentive was prorated from such date. Additional detail regarding the determination of cash incentives is included above under “Compensation Discussion and Analysis — 2025 Executive Compensation Program.” Actual payments are set forth in the “2025 Summary Compensation Table” above.
(2)The amounts reported in this column do not reflect dollar amounts actually received by the named executive officer. Instead, the amounts represent the grant date fair value of RSU awards granted to each such officer during the fiscal year ended December 31, 2025 under our 2021 Plan computed in accordance with FASB ASC Topic 718.
(3)Prior to his promotion to Chief Revenue Officer, Mr. Mac Ban participated in our FY25 Sales Compensation Plan and was eligible to receive commissions under such plan based on the attainment of certain sales measures, as further described above under “Compensation Discussion and Analysis — Annual Performance Bonus.” There were no threshold and maximum payouts under the FY25 Sales Commission Plan.

Outstanding Equity Awards as of December 31, 2025
The following table sets forth certain information about equity awards granted to our named executive officers that remain outstanding as of December 31, 2025.

		Option Awards				Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Jay Kreps	10/22/2018	1,219,153(3)	—	2.24	10/21/2028	—	—
	10/22/2018	1,725,153(4)	—	2.24	10/21/2028	—	—
	3/19/2021	2,347,999(5)	—	15.68	3/18/2031	—	—
	2/26/2024	—	—	—	—	339,367(6)	10,262,458
Rohan Sivaram	10/29/2020	91,813(7)	—	7.34	10/28/2030	—	—
	2/28/2022	—	—	—	—	2,626(8)	79,410
	8/28/2023	—	—	—	—	50,328(9)	1,521,919
	2/26/2024	—	—	—	—	116,893(10)	3,534,844
	2/26/2025	—	—	—	—	200,942(11)	6,076,486
Ryan Mac Ban	11/26/2024	—	—	—	—	184,290(12)	5,572,930
	3/26/2025	—	—	—	—	25,862(13)	782,067
	4/28/2025	—	—	—	—	116,010(14)	3,508,142
Stephanie Buscemi	3/19/2021	312,564(15)	—	15.68	3/18/2031	—	—
	2/28/2022	—	—	—	—	15,753(16)	476,371
	2/27/2023	—	—	—	—	6,726(17)	203,394
	2/26/2024	—	—	—	—	28,281(18)	855,217
	2/26/2025	—	—	—	—	131,128(11)	3,965,311
	5/27/2025	—	—	—	—	75,725(14)	2,289,924
Melanie Vinson	—	—	—	—	—	—	—

(1)All of the option awards were granted under the Amended and Restated 2014 Stock Plan (2014 Plan) and may be exercised for shares of our Class B common stock.
(2)The market values of the RSU awards that have not vested are calculated by multiplying the number of shares underlying the award by $30.24, the closing price of our Class A common stock on December 31, 2025 (the last business day of our fiscal year 2025).
(3)The shares subject to this option vested in 48 equal monthly installments commencing as of October 1, 2018, subject to continuous service through each applicable vesting date. As of December 31, 2025, all shares subject to this stock option have vested.
(4)The shares subject to this option vested in 48 equal monthly installments commencing as of June 23, 2021, subject to continuous service through each applicable vesting date. As of December 31, 2025, all shares subject to this stock option have vested.
(5)The shares subject to this option vested in 48 equal monthly installments commencing as of March 19, 2021, subject to continuous service through each applicable vesting date. As of December 31, 2025, all shares subject to this stock option have vested.
(6)The shares underlying the RSU award vest over four years measured from February 20, 2024, with 1/12 of the RSUs vesting fifteen months after February 20, 2024 and 1/12 of the RSUs vesting every three months thereafter, subject to continuous service through each applicable vesting date.
(7)25% of the total shares subject to this option vested one year after the vesting commencement date of October 26, 2020, and the remaining shares vested in 36 equal monthly installments thereafter, subject to continuous service through each applicable vesting date. As of December 31, 2025, all shares subject to this stock option have vested.
(8)The shares underlying the RSU award vest in 16 equal quarterly installments following the vesting commencement date of February 20, 2022, subject to continuous service through each applicable vesting date.

(9)Approximately 10% of the total number of shares initially subject to the RSU award vested in two equal quarterly installments, beginning on November 20, 2023, approximately 28% of the total number of shares initially subject to the RSU award vested in four equal quarterly installments, beginning on May 20, 2024, and the remainder of the shares subject to the RSU award vest in four equal quarterly installments, beginning on May 20, 2025, subject to continuous service through each applicable vesting date.
(10)The shares underlying the RSU award vest in 12 equal quarterly installments following the vesting commencement date of February 20, 2024, subject to continuous service through each applicable vesting date.
(11)The shares underlying the RSU awards vest quarterly through November 2027.
(12)The shares underlying the RSU award vest in 12 equal quarterly installments following the vesting commencement date of November 20, 2024, subject to continuous service through each applicable vesting date.
(13)The shares underlying the RSU award vest in 12 equal quarterly installments following the vesting commencement date of March 20, 2025, subject to continuous service through each applicable vesting date.
(14)The shares underlying the RSU award vest in 12 equal quarterly installments following the vesting commencement date of May 20, 2025, subject to continuous service through each applicable vesting date.
(15)25% of the total shares subject to this option vested one year after the vesting commencement date of March 18, 2021, and the remaining shares vested in 36 equal monthly installments thereafter, subject to continuous service through each applicable vesting date. As of December 31, 2025, all shares subject to this stock option have vested.
(16)50% of the shares underlying the RSU award vest on February 20, 2025 and the remaining shares vest on February 20, 2026, subject to continuous service through each applicable vesting date.
(17)The shares underlying the RSU award vest in 12 equal quarterly installments following the vesting commencement date of February 20, 2023, subject to continuous service through each applicable vesting date.
(18)The shares underlying the RSU award vest over three years measured from February 20, 2024, with 1/16 of the RSUs vesting every three months after February 20, 2024 in the first year, and 3/32 of the RSUs vesting every three months thereafter in the second and third years, subject to continuous service through each applicable vesting date.
2025 Option Exercises and Stock Vested Table
The following table presents, for each of our named executive officers, the shares of our Class A common stock that were acquired upon the exercise of stock options and vesting of RSU awards, if any, and the related value realized during the fiscal year ended December 31, 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jay Kreps	506,000	14,066,800	113,121	2,334,063
Rohan Sivaram	56,000	1,617,840	203,410	4,771,423
Ryan Mac Ban	—	—	134,765	3,169,332
Stephanie Buscemi	424,081	6,303,045	111,980	2,631,655
Melanie Vinson	262,501	2,811,619	56,047	1,544,343

(1)The value realized upon the exercise of a stock option represents the difference between the market price of the underlying securities at exercise and the exercise or base price of the options.
(2)The aggregate value realized upon vesting of RSU awards represents the total number of shares of common stock issued upon the vesting of the RSU award multiplied by the closing price of our common stock on the vesting date, and does not represent actual amounts received by our named executive officers as a result of the vesting event.

Employment Arrangements
We have entered into employment offer letters (or, in the case of each of Mr. Sivaram and Mr. Mac Ban, a promotion letter) with our named executive officers setting forth the terms and conditions of such executive officer’s employment with us. The offer letters generally provide for at-will employment, have no specific term, and set forth the named executive officer’s annual base salary and target bonus opportunity under our Cash Incentive Bonus Plan, both as in effect at the time of such letter. Each of our named executive officers has executed our standard proprietary information and inventions agreement.
Jay Kreps
In May 2021, we entered into a confirmatory offer letter with Mr. Kreps, our Chief Executive Officer. The agreement provides for an annual base salary of $350,000. The agreement also provides that Mr. Kreps is eligible for severance payments and benefits under the terms of our Executive Officer Change in Control/Severance Benefit Plan, the terms of which are described below.
In early 2023, Mr. Kreps announced he was voluntarily reducing his salary for fiscal year 2023 to $65,000 from $350,000 to help advance Confluent’s path to profitability. Mr. Kreps maintained his annual base salary of $65,000 for fiscal years 2024 and 2025.
Rohan Sivaram
In August 2023, we entered into a promotion letter with Mr. Sivaram, our Chief Financial Officer effective as of August 16, 2023. The agreement provided for an annual base salary of $410,000 and an annual bonus at a target amount of $246,000, both as in effect at the time of the letter, under our Cash Incentive Bonus Plan, the terms of which are described above. The promotion letter also provides that Mr. Sivaram is eligible for severance payments and benefits under the terms of our Executive Officer Change in Control/Severance Benefit Plan, the terms of which are described below.
For 2025, Mr. Sivaram’s annual base salary was $475,000, and his target annual bonus opportunity was 75% of his 2025 annual base salary.
Ryan Mac Ban
In April 2025, we entered into a promotion letter with Mr. Mac Ban, our Chief Revenue Officer effective as of April 15, 2025. The agreement provides for an annual base salary of $475,000, effective as of April 15, 2025, and an annual discretionary bonus at a target amount of $475,000 under our Cash Incentive Bonus Plan, the terms of which are described above. For fiscal year 2025, Mr. Mac Ban’s annual discretionary bonus was prorated from April 1, 2025. The agreement also provides that Mr. Mac Ban is eligible for severance benefits under the terms of our Executive Officer Change in Control/Severance Benefit Plan, the terms of which are described below.
Stephanie Buscemi
In October 2022, we entered into a confirmatory offer letter with Ms. Buscemi, our Chief Marketing Officer. The agreement provides for an annual base salary of $425,000 and an annual discretionary bonus at a target amount of $212,500, both as in effect at the time of the letter, under our Cash Incentive Bonus Plan, the terms of which are described above. The agreement also provides that Ms. Buscemi is eligible for severance payments and benefits under the terms of our Executive Officer Change in Control/Severance Benefit Plan, the terms of which are described below.
For 2025, Ms. Buscemi’s annual base salary was $440,000, and her target annual bonus opportunity was 50% of her 2025 annual base salary.
Melanie Vinson
In March 2025, we entered into a confirmatory offer letter with Ms. Vinson, our former Chief Legal Officer. The agreement provided for an annual base salary of $440,000 and an annual discretionary bonus at a target amount of $220,000, both as in effect at the time of the letter, under our Cash Incentive Bonus Plan, the terms of which are described above. The agreement also provided that Ms. Vinson is eligible for severance payments and benefits under the terms of our Executive Officer Change in Control/Severance Benefit Plan, the terms of which are described below.

Effective June 12, 2025, Ms. Vinson resigned from her position as Chief Legal Officer. Ms. Vinson forfeited all unvested equity awards in connection with this resignation. Additionally, Ms. Vinson was not eligible to receive any severance payments or benefits under the terms of our Executive Officer Change in Control/Severance Benefit Plan in connection with her resignation.
Potential Payments Upon Termination or Change in Control
In April 2021, we adopted the Confluent, Inc. Executive Officer Change in Control/Severance Benefit Plan, as amended and restated by our Board of Directors on February 12, 2025 (the Severance Plan). The Severance Plan applies to all executive officers designated thereunder, including Mr. Kreps, Mr. Sivaram, Mr. Mac Ban, and Ms. Buscemi, each a named executive officer. Ms. Vinson, our former Chief Legal Officer and a named executive officer, resigned from her position as Chief Legal Officer effective June 12, 2025. Ms. Vinson was subject to the Severance Plan but was not eligible to receive any severance payments or benefits in connection with her resignation.
The Severance Plan provides that, in the event of a participant’s termination of employment by Confluent without “cause” or by the individual for “good reason” (each as defined in the Severance Plan) that occurs during the time period commencing three months prior to and ending 12 months following a change in control (referred to as the change in control period), we will provide the following severance payments and benefits, contingent upon the conditions set forth in the Severance Plan (referred to as the severance conditions): (i) a lump sum cash payment equal to 18 months of base salary for our CEO and 12 months of base salary for our other executive staff (non-CEO E-Staff), (ii) a lump sum cash payment equal to 100% of the target annual bonus opportunity for the applicable fiscal year for both our CEO and non-CEO E-Staff, (iii) up to 18 months COBRA coverage for our CEO and up to 12 months of COBRA coverage for our non-CEO E-Staff, and (iv) 100% of the outstanding and unvested time-vesting equity awards will vest in full and become immediately exercisable for both our CEO and non-CEO E-Staff. The Severance Plan also provides that, in the event of a participant’s termination of employment by Confluent without “cause” outside of a change in control period, we will provide the following severance payments and benefits, contingent upon the severance conditions: (i) a lump sum cash payment equal to 12 months of base salary for our CEO and six months of base salary for our non-CEO E-Staff and (ii) up to 12 months of COBRA coverage for our CEO and up to six months of COBRA coverage for our non-CEO E-Staff.
The payments and benefits provided under the Severance Plan supersede any severance benefit plan, policy or practice previously maintained by Confluent or change in control severance arrangements described in a participant’s offer letter with Confluent, except that, if a participant has more favorable vesting acceleration provisions in another agreement with Confluent, the most favorable vesting provisions will apply.
Potential Payments Upon Termination or Change in Control
The following table presents information concerning estimated payments and benefits that would be provided in the circumstances described below for each of our named executive officers serving as of the end of the fiscal year ended December 31, 2025. The payments and benefits set forth below are estimated in accordance with our Severance Plan, which was in effect on December 31, 2025, and assuming that the termination of employment or change in control event occurred on December 31, 2025 (the last business day of our fiscal year ended December 31, 2025) using the closing market price of our Class A common stock on that date. Actual payments and benefits would be different if such events were to occur on any other date or at any other price or if any other assumptions are used to estimate potential payments and benefits.

Name	Involuntary Termination that is not a Change in Control Termination(1)				Change in Control Termination(2)
	Cash Severance ($)	Continued Benefits ($)	Equity Acceleration ($)	Total ($)	Cash Severance ($)	Continued Benefits ($)	Equity Acceleration ($)	Total ($)
Jay Kreps	65,000(3)	32,669(4)	—	97,669	97,500(5)	49,004(6)	10,262,458(7)	10,408,962
Rohan Sivaram	237,500(3)	134(4)	—	237,634	831,250(5)	269(6)	11,212,659(7)	12,044,178
Ryan Mac Ban	237,500(3)	15,989(4)	—	253,489	832,877(5)	31,977(6)	9,863,139(7)	10,727,993
Stephanie Buscemi	220,000(3)	16,335(4)	—	236,335	660,000(5)	32,669(6)	7,790,217(7)	8,482,886

(1)An “Involuntary Termination” that is not a “Change in Control Termination” means a termination of employment that is due to a termination by Confluent without Cause, as defined in the Severance Plan.

(2)A “Change in Control Termination” means a termination of employment that is due to a termination by Confluent without Cause, as defined in the Severance Plan, that occurs within the period commencing three (3) months prior to the closing of a Change in Control, as defined in the Severance Plan, and ending twelve (12) months immediately following the closing of the Change in Control (the Change in Control Period), or a participant’s termination for Good Reason, as defined in the Severance Plan, provided that the events giving rise to the right to resignation for Good Reason arise within the Change in Control Period and the resignation occurs not later than 30 days after the expiration of the Cure Period, as defined in the Severance Plan.
(3)Represents (i) in the case of Mr. Kreps, 12 months of base salary, and (ii) in the case of the non-CEO E-Staff, six months of base salary.
(4)Represents (i) in the case of Mr. Kreps, 12 months of COBRA benefits continuation, and (ii) in the case of the non-CEO E-Staff, six months of COBRA benefits continuation.
(5)Represents (i) in the case of Mr. Kreps, 18 months of base salary, and (ii) in the case of the non-CEO E-Staff, 12 months of base salary and 100% of the target annual bonus opportunity for the non-CEO E-Staff.
(6)Represents (i) in the case of Mr. Kreps, 18 months of COBRA benefits continuation, and (ii) in the case of the non-CEO E-Staff, 12 months of COBRA benefits continuation.
(7)Represents acceleration of 100% of the named executive officer’s outstanding and unvested equity awards, based on the closing price of our Class A common stock, as reported on Nasdaq, of $30.24 per share on December 31, 2025.
2025 Director Compensation Table
The following table sets forth information regarding compensation earned by or paid to our non-employee directors for the year ended December 31, 2025, other than Jay Kreps, our Chief Executive Officer and Chairman, who is also a member of our Board of Directors but did not receive any additional compensation for service as a director. The compensation of Mr. Kreps as a named executive officer is set forth above under “Executive and Director Compensation—Summary Compensation Table”.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)(4)	Option Awards ($)(4)	Total ($)
Lara Caimi	41,500	199,995	—	241,495
Jonathan Chadwick	55,000	199,995	—	254,995
Alyssa Henry	49,000	199,995	—	248,995
Matthew Miller	—	—	—	—
Neha Narkhede	40,000	199,995	—	239,995
Greg Schott	60,500	199,995	—	260,495
Eric Vishria	40,000	199,995	—	239,995
Michelangelo Volpi	—	—	—	—

(1)Mr. Miller and Mr. Volpi waived payment of their annual cash retainer for fiscal year 2025.
(2)Mr. Miller and Mr. Volpi waived the right to receive an annual restricted stock unit (RSU) award under our non-employee director compensation policy for fiscal year 2025.
(3)The amounts reported in this column represent the grant-date fair value of the annual RSU award granted to each non-employee director on June 11, 2025, the date of our 2025 annual meeting of stockholders, under our 2021 Plan, computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant-date fair value of the equity awards reported in this column are set forth in Note 11 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026. This amount does not reflect the actual economic value that may be realized by the non-employee director.
(4)The following table sets forth information on the aggregate number of shares of our common stock underlying outstanding and unexercised stock options and unvested RSU awards held by our non-employee directors as of December 31, 2025:

Name	Number of RSUs Outstanding as of December 31, 2025	Number of Shares Underlying Outstanding Options as of December 31, 2025
Lara Caimi	8,302	—
Jonathan Chadwick	8,302	—
Alyssa Henry	8,302	187,500
Matthew Miller	—	—
Neha Narkhede	8,302	1,086,870
Greg Schott	8,302	450,944
Eric Vishria	8,302	—
Michelangelo Volpi	—	—
Non-Employee Director Compensation
We have adopted a non-employee director compensation policy, pursuant to which our non-employee directors receive the compensation described below. Our Board of Directors may amend this policy from time to time at its discretion, including to change the amounts or form of cash or equity compensation (currently restricted stock units (RSUs)) that our non-employee directors may be entitled to receive or the grant or vesting schedule of RSU awards under the policy.
Annual Cash Compensation
Under our non-employee director compensation policy, each non-employee director is entitled to receive the following cash compensation for services on our Board of Directors and committees of our Board of Directors for fiscal year 2025, as applicable:

Position	2025 Retainer
Member of our Board of Directors	$30,000
Lead Independent Director of our Board of Directors	$18,000
Audit Committee Chairperson(1)	$20,000
Audit Committee Member	$10,000
Compensation Committee Chairperson(1)	$15,000
Compensation Committee Member	$7,500
Nominating and Governance Committee Chairperson(1)	$10,000
Nominating and Governance Committee Member	$5,000
Mergers and Acquisitions Committee Chairperson(1)	$8,000
Mergers and Acquisitions Committee Member	$4,000

(1)In lieu of the committee member service retainer.
The annual cash compensation amounts are payable in equal quarterly installments, in arrears following the end of each quarter in which the service occurred, pro-rated for any partial quarter of service (based on days served in the applicable quarter).
Mr. Miller and Mr. Volpi waived their retainers for Board of Director and committee service for fiscal year 2025.

Annual Retainer Award
At the close of business on the date of each annual meeting of stockholders, unless waived by such director, each non-employee director will automatically receive a RSU award covering the number of shares of our Class A common stock equal to (i) $200,000, divided by (ii) the closing sales price per share of our Class A common stock on the date of the applicable annual meeting. For a non-employee director who was appointed to our Board of Directors less than 365 days prior to the applicable annual meeting, the $200,000 will be prorated based on the number of days from the date of appointment until such annual meeting. Each annual RSU award will fully vest on the earlier of (i) the date of the following year’s annual meeting (or the date immediately prior to the next annual meeting if the non-employee director’s service as a director ends at such meeting due to the director’s failure to be re-elected or the director not standing for re-election), or (ii) the first anniversary of the applicable grant date. Each non-employee director may elect to receive an amount in cash in lieu of any future annual RSU award, equal to the dollar value of such annual RSU award. Each such annual cash award will vest and be payable on the earlier of (i) the date of the following year’s annual meeting (or the date immediately prior to the next annual meeting if the non-employee director’s service as a director ends at such meeting due to the director’s failure to be re-elected or the director not standing for re-election), or (ii) the first anniversary of the date that the annual RSU award that the annual cash award is provided in lieu of would have otherwise been granted.
Initial Award
Under our non-employee director compensation policy, each non-employee director appointed to our Board of Directors will automatically, at the close of business on the date of his or her appointment as a non-employee director, be granted a RSU award covering the number of shares of our Class A common stock equal to (i) $400,000 divided by (ii) the closing sales price per share of our Class A common stock on the applicable grant date, rounded down to the nearest whole share. Each initial RSU award will vest over three years, with one-third of the RSU award vesting on the first, second, and third anniversary of the applicable grant date, subject to the non-employee director’s continuous service through each applicable vesting date.
Vesting Acceleration
Our non-employee director compensation policy provides that for each non-employee director who remains in continuous service with Confluent until immediately prior to the closing of a Change in Control (as defined in the 2021 Plan), the shares subject to his or her then-outstanding equity awards and any annual cash awards that were granted pursuant to the non-employee director compensation policy, as well as any other then-outstanding equity awards held by such non-employee director, will become fully vested immediately prior to the closing of such Change in Control.
Expenses
We also reimburse each non-employee director for ordinary, necessary, and reasonable out-of-pocket travel expenses to cover in-person attendance at and participation in Board of Director and committee meetings.
Compensation Limit
Our non-employee director compensation policy provides that the aggregate cash compensation and equity compensation that each non-employee director is eligible to receive is subject to the limits set forth in the 2021 Plan, which provides that the aggregate value of all compensation granted or paid to a non-employee director for any fiscal year, including equity awards granted and cash fees paid to the non-employee director, may not exceed (i) $750,000 in total value or (ii) in the event the non-employee director is first appointed or elected to our Board of Directors during the applicable fiscal year, $1,500,000 in total value. For purposes of this calculation, the value of any equity awards is based on the grant date fair value of such equity awards for financial reporting purposes.

CEO Pay Ratio
Pursuant to Item 402(u) of Regulation S-K, presented below is the ratio of annual total compensation of our CEO to the annual total compensation of our median employee (except our CEO). The ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
For fiscal year 2025,
•the annual total compensation of our median employee was $229,159; and
•the annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Amendment, was $113,086.
Based on this information, the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee was 0.49 to 1.
For fiscal year 2025, we calculated the CEO pay ratio using the same median employee that we used to calculate the pay ratio in fiscal year 2024, as there has been no change in our employee population or employee compensation arrangements during fiscal year 2025 that we believe would significantly impact our pay ratio disclosure.
In fiscal year 2024, we identified our median compensated employee from all full-time and part-time employees and interns who were included as employees on our payroll records as of a determination date of October 1, 2024 (Determination Date). We did not include any contractors or other non-employee workers in our employee population. For full-time and part-time employees, we used a consistently applied compensation measure consisting of annualized base salary as in effect as of the Determination Date, annual bonus or commission targets as in effect as of the Determination Date, and the grant date value of equity awards granted between December 1, 2023 and December 31, 2024. For interns, we used the hourly rate as in effect as of the Determination Date multiplied by the applicable annual hours. We annualized base salary and annual bonus and commission targets for any full-time and part-time employees who commenced work during 2024 to reflect a full year. Additionally, non-United States employees’ pay was converted to U.S. dollar equivalents using applicable exchange rates as of December 31, 2024. We did not make any cost-of-living adjustments for employees outside of the U.S.
We calculated annual total compensation for the year ended December 31, 2025 for this previously-identified median employee, who is based in the United States, using the same methodology used to calculate annual total compensation for the named executive officers as set forth in the Summary Compensation Table. We determined that this employee’s annual total compensation for the year ended December 31, 2025 was $229,159.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity plans approved by stockholders(4)	33,554,008	$8.25	61,327,522
Equity plans not approved by stockholders	—	—	—

(1)Includes the 2014 Plan and the 2021 Plan, but does not include future rights to purchase Class A common stock under our 2021 Employee Stock Purchase Plan (2021 ESPP), which depend on a number of factors described in our 2021 ESPP and will not be determined until the end of the applicable purchase period.
(2)The weighted-average exercise price excludes any outstanding RSUs, which have no exercise price.
(3)Includes the 2021 Plan and the 2021 ESPP. Stock options, RSUs, or other stock awards granted under the 2014 Plan that are forfeited, terminated, expired, repurchased, or withheld or reacquired to satisfy an exercise or purchase price or tax withholding obligation become available for issuance under the 2021 Plan.
(4)The 2021 Plan provides that the total number of shares of our Class A common stock reserved for issuance thereunder will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of Class A common stock and Class B common stock outstanding on December 31 of the preceding year; provided that our Board of Directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Class A common stock. In addition, the 2021 ESPP provides that the total number of shares of our Class A common stock reserved for issuance thereunder will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of Class A common stock and Class B common stock outstanding on December 31 of the preceding year, and (ii) 7,743,863 shares of Class A common stock; or such lesser number of shares of Class A common stock as determined by our Board of Directors prior to January 1st of a given year. Accordingly, on January 1, 2026, the number of shares of Class A common stock available for issuance under the 2021 Plan and the 2021 ESPP increased by 17,806,902 shares and 3,561,380 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2026, except to the extent indicated otherwise in the footnotes, by:
•each named executive officer;
•each of our directors;
•our directors and current executive officers as a group; and
•each person or entity known by us to own beneficially more than 5% of our capital stock.
We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 308,808,775 shares of Class A common stock and 48,982,935 shares of Class B common stock outstanding as of January 31, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable, or would be exercisable or would vest based on service-based vesting conditions within 60 days of January 31, 2026, and any shares issuable upon the vesting of RSUs within 60 days of January 31, 2026. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.
Each outstanding share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock, such that each holder of Class B common stock beneficially owns an equivalent number of shares of Class A common stock, subject to individual beneficial ownership limitations described further in the applicable footnotes to the table below.
Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Confluent, Inc., 899 W. Evelyn Avenue, Mountain View, California 94041.

	Shares Beneficially Owned					% of Total Voting Power(1)
Name of Beneficial Owner	Class A + Class B	Class A		Class B
	%	Shares	%	Shares	%
Directors and Named Executive Officers
Jay Kreps(2)	6.0	37,707	*	21,692,289	40.0	23.1
Rohan Sivaram(3)	*	262,781	*	91,813	*	*
Ryan Mac Ban(4)	*	97,582	*	—	*	*
Stephanie Buscemi(5)	*	43,213	*	312,564	*	*
Melanie Vinson(6)	*	140,934	*	—	*	*
Lara Caimi(7)	*	3,222	*	186,107	*	*
Jonathan Chadwick(8)	*	485,938	*	—	*	*
Alyssa Henry(9)	*	20,247	*	187,500	*	*
Matthew Miller(10)	*	9,886	*	—	*	*
Neha Narkhede(11)	*	22,034	*	2,170,599	4.3	2.7
Greg Schott(12)	*	15,025	*	450,944	*	*
Eric Vishria(13)	*	738,101	*	—	*	*
Michelangelo Volpi(14)	*	415,553	*	—	*	*
All directors and executive officers as a group (11 persons)(15)	7.4	2,108,076	*	24,779,252	44.2	26.4

	Shares Beneficially Owned					% of Total Voting Power(1)
Name of Beneficial Owner	Class A + Class B	Class A		Class B
	%	Shares	%	Shares	%
5% Stockholders
Jay Kreps(2)	6.0	37,707	*	21,692,289	40.0	23.1
Entities affiliated with Jun Rao(16)	6.4	—	*	22,904,410	46.8	27.4
Trouvaille ANK Trust(17)	2.0	—	*	7,179,319	14.7	9.0
The Vanguard Group(18)	8.7	31,019,643	10.0	—	*	3.9

*Represents ownership of less than 1%.
(1)Percentage of total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. The holders of our Class B common stock are entitled to 10 votes per share, and holders of our Class A common stock are entitled to one vote per share.

(2)Includes (i) 37,707 shares of Class A common stock that may be acquired upon the settlement of outstanding RSUs within 60 days of January 31, 2026, (ii) 14,250,000 shares of Class B common stock held by Mr. Kreps directly, (iii) 149,984 shares of Class B common stock held by a revocable trust, for which Mr. Kreps and his spouse serve as trustees and exercise shared voting and dispositive power over such shares, (iv) 2,000,000 shares of Class B common stock held by family trusts, for which Mr. Kreps and his spouse serve as investment trustees and exercise shared dispositive power over such shares, and (v) 5,292,305 shares of Class B common stock subject to stock options held by Mr. Kreps that are exercisable within 60 days of January 31, 2026.
(3)Includes (i) 211,282 shares of Class A common stock held by a living trust, for which Mr. Sivaram and his spouse serve as co-trustees and exercise shared voting and dispositive power over the shares held by the trust, (ii) 51,499 shares of Class A common stock that may be acquired upon the settlement of outstanding RSUs within 60 days of January 31, 2026, and (iii) 91,813 shares of Class B common stock subject to stock options held by Mr. Sivaram that are exercisable within 60 days of January 31, 2026.
(4)Includes (i) 6,517 shares of Class A common stock held by Mr. Mac Ban and (ii) 91,065 shares of Class A common stock that may be acquired upon the settlement of outstanding RSUs within 60 days of January 31, 2026.
(5)Includes (i) 7,505 shares of Class A common stock held by Ms. Buscemi, (ii) 35,708 shares of Class A common stock that may be acquired upon the settlement of outstanding RSUs within 60 days of January 31, 2026, and (iii) 312,564 shares of Class B common stock subject to stock options held by Ms. Buscemi that are exercisable within 60 days of January 31, 2026.
(6)Includes 140,934 shares of Class A common stock held by Ms. Vinson.
(7)Includes (i) 3,222 shares of Class A common stock held by Ms. Caimi and (ii) 186,107 shares of Class B common stock held by Ms. Caimi.
(8)Includes 485,938 shares of Class A common stock held by Mr. Chadwick.
(9)Includes (i) 20,247 shares of Class A common stock held by Ms. Henry and (ii) 187,500 shares of Class B common stock subject to stock options held by Ms. Henry that are exercisable within 60 days of January 31, 2026.
(10)Includes (i) 9,683 shares of Class A common stock held by a personal trust, for which Mr. Miller serves as trustee and exercises shared voting and dispositive power over such shares, and (ii) 203 shares of Class A common stock held by a family trust, for which Mr. Miller’s spouse serves as trustee and exercises sole dispositive power over such shares.
(11)Includes (i) 20,247 shares of Class A common stock held by Ms. Narkhede directly, (ii) 1,787 shares of Class A common stock held by a revocable trust, for which Ms. Narkhede and her spouse serve as trustees and share voting and dispositive power over such shares, (iii) 1,083,729 shares of Class B common stock held by Ms. Narkhede, and (iv) 1,086,870 shares of Class B common stock subject to stock options held by Ms. Narkhede that are exercisable within 60 days of January 31, 2026.
(12)Includes (i) 12,559 shares of Class A common stock held by Mr. Schott directly, (ii) 2,466 shares of Class A common stock held by a personal trust, for which Mr. Schott serves as trustee and exercises sole voting and dispositive power, and (iii) 450,944 shares of Class B common stock subject to stock options held by Mr. Schott that are exercisable within 60 days of January 31, 2026.
(13)Includes (i) 12,559 shares of Class A common stock held by Mr. Vishria directly and (ii) 725,542 shares of Class A common stock held by entities controlled by Mr. Vishria, over which he has sole voting and dispositive power.
(14)Includes (i) 235,041 shares of Class A common stock held by Mr. Volpi directly and (ii) 180,512 shares of Class A common stock held by a family trust, for which Mr. Volpi serves as trustee and exercises shared voting and dispositive power over such shares.
(15)Consists of (i) 1,927,805 shares of Class A common stock beneficially owned by our current executive officers and directors, (ii) 180,271 shares of Class A common stock that may be acquired upon the settlement of outstanding RSUs within 60 days of January 31, 2026, (iii) 17,669,820 shares of Class B common stock beneficially owned by our current executive officers and directors, and (iv) 7,109,432 shares of Class B common stock subject to options exercisable within 60 days of January 31, 2026.
(16)Consists of (i) 20,824,062 shares of Class B common stock held by Jun Rao’s family trust, for which Mr. Rao and his spouse serve as trustees, (ii) 782,016 shares of Class B common stock held by a non-GST trust, for which Mr. Rao serves as trustee, (iii) 982,016 shares of Class B common stock held by a non-GST trust, for which Mr. Rao’s spouse serves as trustee, and (iv) 316,316 shares of Class B common stock held by a GST trust, for which Mr. Rao and his spouse serve as trustees. Mr. Rao has sole voting and dispositive power over the shares held by the non-GST trust for which Mr. Rao is the trustee, and has shared voting and dispositive power over the shares held by Mr. Rao’s family trust and the GST trust (collectively with the non-GST trust for which Mr. Rao’s spouse serves as trustee, the Rao Trusts). The shares of Class B common stock held by the Rao Trusts are subject to a 4.99% beneficial ownership blocker (the Rao Blocker) and as a result, the Class B common stock held by the Rao Trusts may not be converted to Class A common stock to the extent that the Rao Trusts would beneficially own more than 4.99% of our Class A common stock outstanding immediately after giving effect to the conversion. As of January 31, 2026, as a result of the Rao Blocker, 6,685,532 shares of Class B common stock held by the Rao Trusts could not be converted into Class A common stock.
(17)Represents 7,179,319 shares of Class B common stock held by the Trouvaille ANK Trust (the ANK Trust). David Stein serves as trustee and has sole voting and dispositive power over the shares held by the ANK Trust. These shares are held for the benefit of certain family members of Ms. Narkhede, but Ms. Narkhede does not exercise any voting or dispositive power over the shares held by the ANK Trust. The address for the ANK Trust is c/o David Stein, Trustee, 157 Church St., 12th Floor, New Haven, CT 06510.

(18)This information is based solely upon a Schedule 13G/A filed by The Vanguard Group (Vanguard) with the SEC on September 8, 2025, reporting ownership as of August 29, 2025. Consists of 31,019,643 shares of Class A common stock beneficially owned by Vanguard, of which Vanguard has shared voting power with respect to 1,742,103 shares of Class A common stock, sole dispositive power with respect to 28,922,013 shares of Class A common stock, and shared dispositive power with respect to 2,097,630 shares of Class A common stock. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

Item 13. Certain Relationships and Related Transactions, and Director Independence
In addition to the compensation arrangements with our directors and executive officers discussed in the section titled “Executive and Director Compensation,” the following is a description of each transaction since the beginning of our last fiscal year and each currently proposed transaction in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.
Voting Agreement
Simultaneously with the execution of the Merger Agreement, Mr. Kreps and Ms. Narkhede as well as certain of their affiliated entities, and certain affiliates of Mr. Rao, entered into a voting agreement (the “Voting Agreement”), pursuant to which the applicable stockholders have agreed, among other things, to vote their shares of our common stock (1) in favor of the adoption of the Merger Agreement, the merger and the transactions contemplated thereby; and (2) in the manner specified in the Voting Agreement on certain other matters. However, in the event of an adverse recommendation change by the Confluent Board or a committee thereof in compliance with the terms of the Merger Agreement, the Voting Agreement only obligates these stockholders to vote an aggregate of 35% of the voting power of the outstanding shares of our common stock in the manner specified in the Voting Agreement. The Voting Agreement also contains customary restrictions on the transfer of shares of our common stock and conversion of shares of our Class B common stock held by these stockholders, subject to certain exceptions.
Policies and Procedures for Transactions with Related Persons
Our Board of Directors has adopted a written Related Person Transactions Policy setting forth the policies and procedures for the identification, review, and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Exchange Act, any current or proposed transaction in which we are or will be a participant, a related person has, had or will have a direct or indirect material interest, and the amount involved exceeds $120,000. In reviewing and approving any such transactions, our Audit Committee will consider all relevant facts and circumstances as appropriate including, among other factors: whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person’s interest in the transaction; whether there are business reasons for Confluent to enter into the transaction; whether the transaction would impair the independence of an outside director; and whether the transaction would present an improper conflict of interest for a director or executive officer.
Independence of our Board of Directors
Our Class A common stock is listed on the Nasdaq Global Select Market (Nasdaq). Under the listing standards of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the listing standards of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent. Under the listing standards of Nasdaq, a director will only qualify as an “independent director” if the listed company’s board of directors affirmatively determines that the director does not have a relationship which, in the opinion of the listed company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Audit Committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the listing standards of Nasdaq. Compensation Committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing standards of Nasdaq.

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board of Directors has affirmatively determined that each of our directors, other than Mr. Kreps, is “independent” as that term is defined under the listing standards of Nasdaq and the Exchange Act, as applicable, including where applicable for purposes of committee service. In making these affirmative determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with Confluent and all other facts and circumstances our Board of Directors deemed relevant in determining their independence.

Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP for the periods set forth below.

	Year Ended December 31,
	2025	2024
	(in thousands)
Audit Fees(1)	$3,523	$3,489
Audit-Related Fees	—	—
Tax Fees(2)	635	875
All Other Fees(3)	2	2
Total Fees	$4,160	$4,366

(1)Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements and audit of internal control over financial reporting, reviews of our quarterly condensed consolidated financial statements, and audit services that are normally provided by the independent registered public accounting firm in connection with regulatory filings.
(2)Tax fees consist of fees for tax compliance and consultation services.
(3)All other fees consist of subscription fees for access to online accounting research software and applications.
Pre-Approval Policies and Procedures
The Audit Committee approves all audit and non-audit related services that our independent registered public accounting firm provides to us in accordance with our Audit Committee Pre-Approval Policy for Services of Independent Auditor. Pre-approval may be given as part of our Audit Committee’s approval of the scope and fees of the engagement of the independent registered public accounting firm or on a case-by-case basis before the independent registered public accounting firm is engaged to provide each service.
All of the services relating to the fees described in the table above were pre-approved by our Audit Committee in accordance with our Audit Committee’s pre-approval policies and procedures.

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
(c)Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1#	Agreement and Plan of Merger, dated as of December 7, 2025, by and among International Business Machines Corporation, Corvo Merger Sub, Inc. and Confluent, Inc.	8-K	001-40526	2.1	12-8-2025
3.1	Amended and Restated Certificate of Incorporation of Confluent, Inc.	8-K	001-40526	3.1	6-28-2021
3.2	Amended and Restated Bylaws of Confluent, Inc.	10-Q	001-40526	3.2	5-3-2023
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.	S-1/A	333-256693	4.1	6-16-2021
4.3	Indenture, dated as of December 13, 2021, by and between Confluent, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40526	4.1	12-14-2021
4.4	Form of Global Note, representing Confluent, Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-40526	4.2	12-14-2021
4.5	Description of Securities.	10-K	001-40526	4.5	2-18-2025
10.1+	Amended and Restated 2014 Stock Plan.	S-1/A	333-256693	10.2	6-16-2021
10.2+	Forms of Option Agreement, Stock Option Grant Notice, Exercise Agreement, and Early Exercise Notice and Restricted Stock Purchase Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.3	6-16-2021
10.3+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Stock Plan.	S-1/A	333-256693	10.4	6-16-2021
10.4+	2021 Equity Incentive Plan.	S-1/A	333-256693	10.5	6-16-2021
10.5+	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.6	6-16-2021
10.6+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-256693	10.7	6-16-2021
10.7+	2021 Employee Stock Purchase Plan.	S-1/A	333-256693	10.8	6-16-2021
10.8+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-256693	10.9	6-1-2021
10.9+	Confirmatory Offer Letter by and between the Registrant and Edward Jay Kreps, dated May 28, 2021.	S-1/A	333-256693	10.10	6-16-2021
10.10+	Promotion Letter between Confluent, Inc. and Rohan Sivaram, dated August 1, 2023.	8-K	001-40526	10.1	8-2-2023

10.11+	Confirmatory Offer Letter by and between the Registrant and Stephanie Buscemi, dated October 21, 2022.	10-Q	001-40526	10.1	11-2-2022
10.12+	Confirmatory Offer Letter by and between the Registrant and Melanie Vinson, dated March 6, 2025.	10-Q	001-40526	10.1	4-30-2025
10.13+	Promotion Letter by and between the Registrant and Ryan Mac Ban, dated April 25, 2025	10-Q	001-40526	10.1	7-30-2025
10.14	Net Lease Agreement by and between the Registrant and West Evelyn Bryant Office Partners, L.P., dated April 11, 2019.	S-1	333-256693	10.13	6-1-2021
10.15+	Non-Employee Director Compensation Policy.	10-K	001-40526	10.16	2-21-2024
10.16+	Executive Officer Change in Control/Severance Benefit Plan and related participation agreement.	10-K	001-40526	10.16	2-18-2025
10.17+	Cash Incentive Bonus Plan.	S-1	333-256693	10.16	6-1-2021
10.18	Form of Confirmation for Capped Call Transactions.	8-K	001-40526	10.1	12-14-2021
10.19#	Voting Agreement, dated as of December 7, 2025, by and among International Business Machines Corporation, Corvo Merger Sub, Inc., Confluent, Inc. and the persons listed on Schedule A thereto who are signatories to such agreement.	8-K	001-40526	10.1	12-8-2025
19	Confluent, Inc. Insider Trading Policy.	10-K	001-40526	19	2-18-2025
21.1	List of Subsidiaries of the Registrant.	10-K	001-40526	21.1	2-11-2026
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	10-K	001-40526	23.1	2-11-2026
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).	10-K	001-40526	24.1	2-11-2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40526	31.1	2-11-2026
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40526	31.2	2-11-2026
31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40526	32.1	2-11-2026
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40526	32.2	2-11-2026
97	Confluent, Inc. Incentive Compensation Recoupment Policy.	10-K	001-40526	97	2-21-2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	10-K	001-40526	101.INS	2-11-2026
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.	10-K	001-40526	101.SCH	2-11-2026
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	10-K	001-40526	104	2-11-2026
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
+ Management contract or compensatory plan or arrangement.
*The certifications furnished in Exhibits 32.1 and 32.2 that accompany the Annual Report on Form 10-K are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Confluent, Inc.

Date: February 26, 2026	By:	/s/ Rohan Sivaram
Rohan Sivaram
Chief Financial Officer